Form 10-Q
period 2025-12-31
WORLD ACCEPTANCE CORP
filed 2026-02-09
CIK 108385

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

__________________________________
 Form 10-Q
__________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2025
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

The number of outstanding shares of the issuer’s common stock, no par value, as of February 3, 2026 was 4,936,879.

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

PART I.  FINANCIAL INFORMATION

WORLD ACCEPTANCE CORPORATION
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	December 31, 2025	March 31, 2025
ASSETS
Cash	$10,000,070	$4,714,459
Gross loans receivable	1,402,316,900	1,225,635,918
Less:
Unearned interest, insurance and fees	(366,582,467)	(309,320,104)
Allowance for credit losses	(122,648,652)	(103,347,129)
Loans receivable, net	913,085,781	812,968,685
Restricted cash	32,214,683	5,015,837
Income taxes receivable	16,369,854	—
Operating lease right‐of‐use assets, net	72,272,797	76,234,832
Property and equipment, net	17,850,427	19,765,788
Deferred income taxes, net	32,106,174	33,291,074
Other assets, net	36,130,237	40,871,600
Goodwill	7,370,791	7,370,791
Intangible assets, net	4,977,897	7,394,581
Total assets	$1,142,378,711	$1,007,627,647

LIABILITIES & SHAREHOLDERS' EQUITY

Liabilities:
Revolving credit facility	$575,684,917	$262,451,475
Warehouse facility	101,548,309	$—
Senior unsecured notes payable, net	—	184,418,211
Income taxes payable	—	222,742
Operating lease liability	74,693,579	78,689,723
Accounts payable and accrued expenses	38,849,724	42,365,032
Total liabilities	790,776,529	568,147,183

Commitments and contingencies

Shareholders' equity:
Preferred stock, no par value Authorized 5,000,000, no shares issued or outstanding	—	—
Common stock, no par value Authorized 95,000,000 shares; issued and outstanding 4,939,105 and 5,374,012 shares at December 31, 2025 and March 31, 2025, respectively	—	—
Additional paid-in capital	275,452,634	266,426,478
Retained earnings	76,149,548	173,053,986
Total shareholders' equity	351,602,182	439,480,464

Total liabilities and shareholders' equity	$1,142,378,711	$1,007,627,647

The following table presents the assets and liabilities of our consolidated VIE. These assets and liabilities are included in the Consolidated Balance Sheets presented above. Refer to Note 5 for additional information.

	December 31, 2025	March 31, 2025
Gross loans receivable	$152,032,005	$—
Less:
Unearned interest, insurance and fees	(39,744,985)	—
Allowance for credit losses	(11,881,666)	—
Loans receivable, net	100,405,354	—
Restricted cash	26,924,506	—
Other assets, net	2,989,109	—
Total assets	$130,318,969	$—

Warehouse facility	$101,548,309	$—
Accounts payable and accrued expenses	364,190	—
Total liabilities	$101,912,499	$—

See accompanying notes to consolidated financial statements.

WORLD ACCEPTANCE CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended December 31,		Nine months ended December 31,
	2025	2024	2025	2024
Revenues:
Interest and fee income	$125,973,375	$122,390,403	$360,234,379	$347,456,761
Insurance and other income, net	15,278,754	16,242,350	47,935,520	52,112,762
Total revenues	141,252,129	138,632,753	408,169,899	399,569,523

Expenses:
Provision for credit losses	51,423,050	44,103,495	151,779,921	136,191,023
General and administrative expenses:
Personnel	51,318,953	41,074,877	145,069,776	99,804,998
Occupancy and equipment	12,441,018	12,293,093	36,046,475	36,793,516
Advertising	3,756,642	4,448,074	8,226,394	8,925,597
Amortization of intangible assets	777,045	938,026	2,416,684	2,902,848
Other	9,763,042	8,468,838	28,626,019	26,563,688
Total general and administrative expenses	78,056,700	67,222,908	220,385,348	174,990,647

Interest expense	12,785,754	11,293,874	36,758,231	31,520,066
Total expenses	142,265,504	122,620,277	408,923,500	342,701,736

Income (loss) before income taxes	(1,013,375)	16,012,476	(753,601)	56,867,787

Income tax expense (benefit)	(102,045)	2,624,180	759,859	11,403,906

Net income (loss)	$(911,330)	$13,388,296	$(1,513,460)	$45,463,881

Net income (loss) per common share:
Basic	$(0.19)	$2.46	$(0.30)	$8.32
Diluted	$(0.19)	$2.45	$(0.30)	$8.23
Weighted average common shares outstanding:
Basic	4,759,405	5,436,688	5,024,696	5,461,990
Diluted	4,759,405	5,464,217	5,024,696	5,526,784

See accompanying notes to consolidated financial statements.

WORLD ACCEPTANCE CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)

	Three months ended December 31, 2025
	Common Stock
	Shares	Additional Paid-in Capital	Retained Earnings	Total Shareholders' Equity
Balances at September 30, 2025	5,065,827	$273,503,381	$92,142,760	$365,646,141
Proceeds from exercise of stock options	1,360	146,837	—	146,837
Common stock repurchases	(102,559)	—	(15,081,882)	(15,081,882)
Stock-based compensation related to restricted stock, net of cancellations ($3,623,346)	(25,523)	1,503,744	—	1,503,744
Stock-based compensation related to stock options	—	298,672	—	298,672
Net loss	—	—	(911,330)	(911,330)
Balances at December 31, 2025	4,939,105	$275,452,634	$76,149,548	$351,602,182

	Three months ended December 31, 2024
	Common Stock
	Shares	Additional Paid-in Capital	Retained Earnings	Total Shareholders' Equity
Balances at September 30, 2024	5,769,530	$268,746,030	$148,717,724	$417,463,754
Proceeds from exercise of stock options	5,324	424,420	—	424,420
Common stock repurchases	(9,465)	—	(1,010,975)	(1,010,975)
Stock-based compensation (reversal) related to restricted stock, net of cancellations ($2,544,812)	22,587	(2,181,186)	—	(2,181,186)
Stock-based compensation related to stock options	—	85,640	—	85,640
Net income	—	—	13,388,296	13,388,296
Balances at December 31, 2024	5,787,976	$267,074,904	$161,095,045	$428,169,949

	Nine months ended December 31, 2025
	Common Stock
	Shares	Additional Paid-in Capital	Retained Earnings	Total Shareholders' Equity
Balances at March 31, 2025	5,374,012	$266,426,478	$173,053,986	$439,480,464
Proceeds from exercise of stock options	26,149	2,688,872	—	2,688,872
Common stock repurchases	(576,035)	—	(95,390,978)	(95,390,978)
Stock-based compensation related to restricted stock, net of cancellations ($8,251,253)	114,979	5,473,582	—	5,473,582
Stock-based compensation related to stock options	—	863,702	—	863,702
Net loss	—	—	(1,513,460)	(1,513,460)
Balances at December 31, 2025	4,939,105	$275,452,634	$76,149,548	$351,602,182

	Nine months ended December 31, 2024
	Common Stock
	Shares	Additional Paid-in Capital	Retained Earnings	Total Shareholders' Equity
Balances at March 31, 2024	5,938,665	$286,432,952	$137,994,264	$424,427,216
Proceeds from exercise of stock options	20,310	1,881,436	—	1,881,436
Common stock repurchases	(174,632)	—	(22,363,100)	(22,363,100)
Stock-based compensation (reversal) related to restricted stock, net of cancellations ($2,676,053)	3,633	(21,562,624)	—	(21,562,624)
Stock-based compensation related to stock options	—	323,140	—	323,140
Net income	—	—	45,463,881	45,463,881
Balances at December 31, 2024	5,787,976	$267,074,904	$161,095,045	$428,169,949

See accompanying notes to consolidated financial statements.

WORLD ACCEPTANCE CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended December 31,
	2025	2024
Cash flow from operating activities:
Net income (loss)	$(1,513,460)	$45,463,881
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of intangible assets	2,416,684	2,902,848
Accrued unearned interest	(10,412,283)	(4,437,733)
Amortization of deferred loan cost	11,010,764	10,461,809
Loss (gain) on extinguishment of senior unsecured notes payable	3,703,866	(1,160,067)
Amortization of debt issuance costs	1,028,240	999,688
Amortization of discount on loans acquired in an asset purchase	(337,034)	(380,232)
Provision for credit losses	151,779,921	136,191,023
Depreciation	4,384,042	4,799,367
Gain on sale of property and equipment	(423,773)	(78,011)
Deferred income tax expense (benefit)	1,184,900	(1,024,438)
Stock-based compensation (reversal) related to equity classified awards	14,588,537	(18,563,431)
Change in accounts:
Other assets, net	8,251,693	5,077,651
Income taxes receivable	(16,592,596)	(4,096,824)
Accounts payable and accrued expenses	(4,315,403)	(12,878,833)
Net cash provided by operating activities	164,754,098	163,276,698
Cash flows from investing activities:
Originations of loans receivable	(1,056,230,199)	(982,638,288)
Repayments of loans receivable	804,071,735	803,149,615
Cash paid for acquisitions, primarily loans	—	(18,947,294)
Purchases of property and equipment	(2,764,799)	(2,814,437)
Proceeds from the sale of property and equipment	719,891	439,053
Net cash used in investing activities	(254,203,372)	(200,811,351)
Cash flow from financing activities:
Borrowings from revolving credit facility	598,867,546	297,385,341
Payments on revolving credit facility	(285,634,104)	(184,855,453)
Payments for extinguished senior unsecured notes payable	(188,290,771)	(48,148,250)
Borrowing on warehouse facility	135,100,000	—
Payments on warehouse facility	(33,551,691)	—
Payments for debt extinguishment costs	(26,450)	(12,500)
Debt issuance costs associated with revolving credit facility	(1,889,356)	(31,728)
Debt issuance costs associated with warehouse facility	(2,488,179)	(70,357)
Proceeds from exercise of stock options	2,688,872	1,881,436
Payments for taxes related to net share settlement of equity awards	(8,251,253)	(2,676,053)
Repurchase of common stock	(94,590,883)	(22,194,690)
Net cash provided by financing activities	121,933,731	41,277,746
Net change in cash and restricted cash	32,484,457	3,743,093
Cash and restricted cash at beginning of period	9,730,296	11,839,460
Cash and restricted cash at end of period	$42,214,753	$15,582,553

Supplemental Disclosures:
Interest paid during the period	$34,832,021	$36,476,307
Income taxes paid during the period	$6,117,016	$3,204,509
Excise tax on stock repurchases not paid during the period	$800,095	$168,410

The following table reconciles cash and restricted cash from the Consolidated Balance Sheets to the Consolidated Statements of Cash Flows above:

	December 31, 2025	March 31, 2025	December 31, 2024	March 31, 2024
Cash	$10,000,070	$4,714,459	$10,303,267	$5,174,104
Restricted cash	32,214,683	5,015,837	5,279,286	6,665,356
Total	$42,214,753	$9,730,296	$15,582,553	$11,839,460

See accompanying notes to consolidated financial statements.

WORLD ACCEPTANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The consolidated financial statements of the Company at December 31, 2025 and 2024 and for the three and nine months then ended were prepared in accordance with the instructions for Form 10-Q and are unaudited; however, in the opinion of management, all adjustments (consisting only of items of a normal, recurring nature) necessary for a fair presentation of the financial position at December 31, 2025, and the results of operations and cash flows for the periods ended December 31, 2025 and 2024, have been included. The results for the interim periods are not necessarily indicative of the results that may be expected for the full year or any other interim period.

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

Restricted cash

Restricted cash includes cash for which the Company’s ability to withdraw or use funds is contractually limited. The Company’s restricted cash consists of cash reserves, and cash restricted for debt servicing of the Company’s Warehouse facility.

Loans receivable, net

Loans receivable are carried at amortized cost, which is the gross amount outstanding, reduced by unearned interest and insurance income, net of deferred origination fees and direct costs, and an allowance for credit losses. Fees received and direct costs incurred for the origination of loans are deferred and amortized to interest income over the contractual lives of the loans using the interest method. Unamortized amounts are recognized in income at the time that loans are refinanced or paid in full except for those refinancings that do not constitute a more than minor modification. Net unamortized deferred origination costs were $7.0 million and $5.5 million as of December 31, 2025 and March 31, 2025, respectively.

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

During the three months ended September 30, 2025, the Company concluded that one of its cash flow statement line items within investing activities should be broken out to reflect cash receipts and cash payments on a gross basis, rather than net. As a result, the Increase in loans receivable, net line item has been updated in the Consolidated Statements of Cash Flows for the nine months ended December 31, 2025 and 2024 to reflect a gross presentation. However, this presentation change has no impact on previously reported cash flows as the change was limited to investing activities.

Additionally, due to the Warehouse facility, our restricted cash balance as of December 31, 2025 became large enough to require a separate line item in the Consolidated Balances Sheets. As a result, the Company has reclassed restricted cash as of March 31, 2025, previously reported in the Cash line item, for comparability to conform to the current period presentation. This presentation change has no impact on previously reported total assets, net income or stockholders' equity.

Share Repurchases

On July 22, 2025, the Board of Directors authorized the Company to repurchase up to $100.0 million of the Company’s outstanding common stock, inclusive of the amount that remained available for repurchase under prior repurchase authorizations. As of December 31, 2025, the Company had $18.4 million in aggregate remaining repurchase capacity under its current share repurchase program. The timing and actual number of shares repurchased will depend on a variety of factors, including the stock price, corporate and regulatory requirements, available funds, alternative uses of capital, restrictions under the Revolving Credit Agreement, and other market and economic conditions. The Company’s stock repurchase program may be suspended or discontinued at any time.

On September 3, 2025, in accordance with its share repurchase program, the Company, after approval by the Audit and Compliance Committee, repurchased 347,064 shares of its common stock for $60.0 million from Prescott Associates L.P., Idoya Partners L.P., Prescott International Partners L.P., and Prescott Investors, Inc. Profit Sharing (the "Sellers") in a privately negotiated transaction. The Sellers are affiliates of Prescott General Partners, LLC, who, along with its affiliates, beneficially own approximately 43.6% of the Company's common stock as of December 31, 2025. The price per share was $172.88, which was the closing market price at September 3, 2025.

The Company continues to believe stock repurchases are a viable component of the Company’s long-term financial strategy and an excellent use of excess cash when the opportunity arises. Additional share repurchases can be made subject to compliance with, among other things, applicable restricted payment covenants under the Revolving Credit Agreement. Our first priority is to ensure we have enough capital to fund loan growth. As of December 31, 2025, subject to further approval from our Board of Directors, we could repurchase approximately $61.1 million of shares under the terms of our Revolving Credit Agreement. To the extent we have excess capital, we may repurchase stock, if appropriate and as authorized by our Board of Directors.

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

During the three and nine months ended December 31, 2025, the Company operated in sixteen states in the United States. As of December 31, 2025 and March 31, 2025, gross loan receivable within the Company's four largest states accounted for approximately 51% of the Company's gross loans receivable balance.

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

The Credit Agreement is solely secured by eligible loans receivable that were directly originated by certain of the Company's subsidiaries. The Company transfers these pools of eligible loans receivable to the Warehouse to secure debt for general funding purposes. The Company continues to service the loans receivable transferred to the Warehouse. The Company makes certain representations and warranties about the quality and nature of the loans receivable transferred to the Warehouse. The Credit Agreement requires the Company to repurchase the loans receivable in certain circumstances, including circumstances in which the representations and warranties made by the Company concerning the quality and characteristics of the loans receivable are inaccurate.

The Warehouse has the limited purpose of acquiring loans receivable to be pledged as collateral for funding, in addition to holding and making payments on the related debt. Loans receivable transferred to the Warehouse are legally isolated from the Company and its affiliates, as well as the claims of the Company’s and its affiliates’ creditors. Further, any assets of the Warehouse are owned by the Warehouse and are the only source of funds for the related debt and are not available to satisfy the debts or other obligations of the Company or any of its affiliates. The lenders to the Warehouse generally only have recourse to the assets pledged to the Warehouse and do not have recourse to the general credit of the Company.

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

Recently Issued Accounting Standards Not Yet Adopted

Purchased Loans

In November 2025, the FASB issued ASU 2025-08, Financial Instruments-Credit Losses (Topic 326): Purchased Loans, which expands the population of acquired financial assets subject to the gross-up approach in Topic 326. In accordance with the amendments in this update, loans (excluding credit cards) acquired without credit deterioration and deemed “seasoned”, which is defined as either 1) Non-PCD loans that are obtained in a business combination or 2) Non-PCD loans that (a) are obtained in an asset acquisition or upon consolidation of a variable interest entity that is not a business and (b) are acquired more than 90 days after their origination date by a transferee that was not involved in their origination, are considered purchased seasoned loans and should be accounted for using the gross-up approach at acquisition. The amendments in this update are effective for all entities for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods. The amendments should be applied prospectively to loans that are acquired on or after the initial application date. Early adoption is permitted in an interim or annual reporting period in which financial statements have not yet been issued or made available for issuance. Management is currently evaluating this ASU to determine its impact on the Company's consolidated financial statements and related disclosures.

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

As of December 31, 2025, the Company’s financial instruments consist of cash and restricted cash, loans receivable, net, a revolving credit facility and a warehouse facility. Loans receivable are originated at prevailing market rates and have an average life of up to twelve months. Given the short-term nature of these loans, they are continually repriced at current market rates. The Company’s revolving credit facility and warehouse facility have a variable rate based on a margin over SOFR and reprices with any changes in SOFR. The Company also considers its creditworthiness in its estimation of fair value.

The carrying amounts and estimated fair values of financial assets and liabilities disclosed but not carried at fair value and their level within the fair value hierarchy are summarized below.

		December 31, 2025		March 31, 2025
	Input Level	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
ASSETS
Cash	1	$10,000,070	$10,000,070	$4,714,459	$4,714,459
Restricted cash	1	32,214,683	32,214,683	5,015,837	5,015,837
Loans receivable, net	3	913,085,781	913,085,781	812,968,685	812,968,685

LIABILITIES
Senior unsecured notes payable, net	2	—	—	184,418,211	182,754,759
Revolving credit facility	3	575,684,917	575,684,917	262,451,475	262,451,475
Warehouse facility	3	101,548,309	101,548,309	—	—

As discussed in Note 11, the senior unsecured notes payable were fully redeemed during the nine months ended December 31, 2025. The fair value of the senior unsecured notes payable at March 31, 2025 was estimated based on quoted prices in markets that are not active. There were no significant assets or liabilities measured at fair value on a non-recurring basis as of December 31, 2025 or March 31, 2025.

NOTE 4 – LOANS RECEIVABLE AND ALLOWANCE FOR CREDIT LOSSES

The following is a summary of gross loans receivable by Customer Tenure as of:

Customer Tenure	December 31, 2025	March 31, 2025
0 to 5 months	$139,733,924	$101,878,703
6 to 17 months	110,484,050	75,379,597
18 to 35 months	101,055,081	99,857,401
36 to 59 months	148,972,102	130,228,889
60+ months	901,654,914	813,921,811

TALs	416,829	4,369,517
Total gross loans	$1,402,316,900	$1,225,635,918

Current payment performance is used to assess the capability of the borrower to repay contractual obligations of the loan agreements as scheduled, which is monitored by management on a daily basis. The Company’s payment performance buckets are as follows: current, 30-60 days past due, 61-90 days past due, 91 days or more past due.

All loans, except for TALs, that are greater than 90 days past due on a recency basis and not written off as of the reporting date are reserved for at 100% of the outstanding balance, net of a calculated Rehab Rate. The weighted average Rehab Rate at December 31, 2025 and March 31, 2025 was 5.2% and 4.5%, respectively. A loan is charged off within the allowance for credit losses in the month following when an account reaches 120 days past due on a recency basis, subject to certain exceptions. Specifically, the Company’s customer accounts in a confirmed bankruptcy are generally charged off in the month after they reach 60 days past due on a recency basis. The accounts of deceased or incarcerated customers are also generally charged off in the month after they reach 60 days past due on a recency basis, with the exception of deceased customers with credit life insurance. Subsequent recoveries of amounts charged off, if any, are credited to the allowance for credit losses.

The following table provides a breakdown of the Company’s gross loans receivable by current payment performance on a recency basis and year of origination at December 31, 2025:

	Term Loans By Origination
Loans	Up to 1 Year Ago	Between 1 and 2 Years Ago	Between 2 and 3 Years Ago	Between 3 and 4 Years Ago	Between 4 and 5 Years Ago	More than 5 Years Ago	Total
Current	$1,230,799,092	$44,877,030	$3,940,024	$302,776	$14,862	$4,537	$1,279,938,321
30 - 60 days past due	39,955,400	3,104,219	410,456	70,758	4,304	—	43,545,137
61 - 90 days past due	28,041,610	2,555,684	310,694	33,480	2,332	—	30,943,800
91 or more days past due	41,968,189	5,065,992	386,739	42,076	9,817	—	47,472,813
Total	$1,340,764,291	$55,602,925	$5,047,913	$449,090	$31,315	$4,537	$1,401,900,071

	Term Loans By Origination
TALs	Up to 1 Year Ago	Between 1 and 2 Years Ago	Between 2 and 3 Years Ago	Between 3 and 4 Years Ago	Between 4 and 5 Years Ago	More than 5 Years Ago	Total
Current	$76,097	$10,013	$—	$—	$—	$—	$86,110
30 - 60 days past due	27,758	7,488	—	—	—	—	35,246
61 - 90 days past due	43,284	3,450	—	—	—	—	46,734
91 or more days past due	210,858	37,881	—	—	—	—	248,739
Total	$357,997	$58,832	$—	$—	$—	$—	$416,829
Total gross loans							$1,402,316,900

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

The following table provides a breakdown of the Company’s gross loans receivable by current payment performance on a contractual basis and year of origination at December 31, 2025:

	Term Loans By Origination
Loans	Up to 1 Year Ago	Between 1 and 2 Years Ago	Between 2 and 3 Years Ago	Between 3 and 4 Years Ago	Between 4 and 5 Years Ago	More than 5 Years Ago	Total
Current	$1,219,455,634	$40,043,561	$2,999,139	$147,066	$1,915	$—	$1,262,647,315
30 - 60 days past due	41,873,668	2,474,422	237,965	12,165	—	—	44,598,220
61 - 90 days past due	30,190,401	2,307,992	200,700	12,162	—	—	32,711,255
91 or more days past due	49,244,588	10,776,950	1,610,109	277,696	29,401	4,537	61,943,281
Total	$1,340,764,291	$55,602,925	$5,047,913	$449,089	$31,316	$4,537	$1,401,900,071

	Term Loans By Origination
TALs	Up to 1 Year Ago	Between 1 and 2 Years Ago	Between 2 and 3 Years Ago	Between 3 and 4 Years Ago	Between 4 and 5 Years Ago	More than 5 Years Ago	Total
Current	$45,522	$5,450	$—	$—	$—	$—	$50,972
30 - 60 days past due	18,191	3,254	—	—	—	—	21,445
61 - 90 days past due	25,284	3,451	—	—	—	—	28,735
91 or more days past due	269,000	46,677	—	—	—	—	315,677
Total	$357,997	$58,832	$—	$—	$—	$—	$416,829
Total gross loans							$1,402,316,900

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

The following table provides a breakdown of the Company’s gross charge-offs by fiscal year of origination for the three and nine months ended December 31, 2025:

	Three months ended December 31,			Nine months ended December 31,
	Gross Charge-offs by Origination			Gross Charge-offs by Origination
Origination Year	Loans	TALs	Total	Loans	TALs	Total
2021 and prior	$6,773	$—	$6,773	$13,495	$—	$13,495
2022	6,077	—	6,077	128,889	—	128,889
2023	77,077	—	77,077	656,578	—	656,578
2024	885,306	41,310	926,616	6,994,150	147,076	7,141,226
2025	22,239,241	783,875	23,023,116	108,051,786	1,996,913	110,048,699
2026	26,958,106	—	26,958,106	27,801,191	—	27,801,191
Total	$50,172,580	$825,185	$50,997,765	$143,646,089	$2,143,989	$145,790,078

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

Management estimates an allowance for each Customer Tenure bucket by performing a historical migration analysis of loans in that bucket for the twelve most recent historical twelve-month migration periods. Management considers whether current credit conditions might suggest a change is needed to the allowance for credit losses by monitoring trends in first pay success for new borrowers, 60-89 day delinquencies on a recency basis, percent of loan balances that are paying and percentage of gross loans that are acquired loans. If management determines that historical migration rates should be adjusted to reflect expected credit losses, a qualitative adjustment is made to reflect management's judgment regarding observable changes in recent or expected economic trends and conditions, portfolio composition, or other significant events or conditions that affect the current estimate. The increase in the allowance for credit losses from March 31, 2025 to December 31, 2025 was primarily due to loan growth during the period.

Due to the short term nature of the loan portfolio, forecasted changes in macroeconomic variables such as unemployment levels, general inflation and commodity prices, typically do not have a significant impact on loans outstanding at the end of a particular reporting period, unless those changes are particularly severe and sudden in nature. Therefore, management develops a reasonable and supportable forecast of losses by comparing the most recent six-month loss curves as compared to historical loss curves to see if there are significant changes in borrower behavior that may indicate the historical migration rates should be adjusted. If a change is determined necessary, then the Company has elected to immediately revert back to historical experience past the forecast period. As of December 31, 2025 and March 31, 2025, there were no conditions or other factors considered significant enough to warrant a forecast adjustment.

The following table presents a roll forward of the allowance for credit losses for the three and nine months ended December 31, 2025 and 2024:

	Three months ended December 31,		Nine months ended December 31,
	2025	2024	2025	2024
Beginning balance	$117,796,583	$114,455,495	$103,347,129	$102,962,811
Provision for credit losses	51,423,050	44,103,495	151,779,921	136,191,023
Charge-offs	(50,997,765)	(48,822,970)	(145,790,078)	(139,390,477)
Recoveries[1]	4,426,784	6,374,926	13,311,680	16,347,589
Net charge-offs	(46,570,981)	(42,448,044)	(132,478,398)	(123,042,888)
Ending Balance	$122,648,652	$116,110,946	$122,648,652	$116,110,946

The following table is an aging analysis on a recency basis at amortized cost of the Company’s gross loans receivable at December 31, 2025:

		Days Past Due - Recency Basis
Customer Tenure	Current	30 - 60	61 - 90	Over 90	Total Past Due	Total Loans
0 to 5 months	$110,529,750	$9,557,771	$7,738,277	$11,908,126	$29,204,174	$139,733,924
6 to 17 months	96,401,579	4,642,275	3,483,045	5,957,151	14,082,471	110,484,050
18 to 35 months	91,010,036	3,461,178	2,600,103	3,983,764	10,045,045	101,055,081
36 to 59 months	136,242,467	4,735,646	3,251,101	4,742,888	12,729,635	148,972,102
60+ months	845,754,489	21,148,267	13,871,274	20,880,884	55,900,425	901,654,914

TALs	86,110	35,246	46,734	248,739	330,719	416,829
Total gross loans	1,280,024,431	43,580,383	30,990,534	47,721,552	122,292,469	1,402,316,900
Unearned interest, insurance and fees	(337,625,178)	(7,759,109)	(8,300,921)	(12,897,259)	(28,957,289)	(366,582,467)
Total net loans	$942,399,253	$35,821,274	$22,689,613	$34,824,293	$93,335,180	$1,035,734,433

Percentage of period-end gross loans receivable		3.1%	2.2%	3.4%	8.7%

During the preparation of its consolidated financial statements for the third quarter of fiscal 2026, the Company determined that the second fiscal quarter’s disclosure in the same financial footnote of unearned interest, insurance and fees as it relates to the aging analysis on a recency basis at amortized cost of the Company’s gross loans receivable was improperly presented. Rather than this line item being negative and calculated as a reduction from total gross loans, it was presented as a positive addition to total gross loans in the total net loans calculation. This disclosure error was limited to the total net loans footnote disclosure and does not impact previously reported assets, net loss, related per share amounts or equity or the consolidated financial statements as a whole.

1 Recoveries during the three and nine months ended December 31, 2025 include $2.1 million and $6.1 million in proceeds related to the recurring sales of charge-offs, respectively. Recoveries during the three months ended December 31, 2024 include $2.7 million and $1.5 million in proceeds related to the recurring sales of charge-offs and bulk sales of charge-offs from prior periods, respectively. Recoveries during the nine months ended December 31, 2024 include $7.6 millions and $1.5 million in proceeds related to the recurring sales of charge-offs and bulk sales of charge-offs from prior periods, respectively. These proceeds are included as a component of Provision for credit losses in the Consolidated Statements of Operations.

The following table is a corrected aging analysis on a recency basis at amortized cost of the Company’s gross loans receivable at September 30, 2025:

		Days Past Due - Recency Basis
Customer Tenure	Current	30 - 60	61 - 90	Over 90	Total Past Due	Total Loans
0 to 5 months	$91,275,962	$7,400,801	$5,777,385	$9,184,728	$22,362,914	$113,638,876
6 to 17 months	85,663,456	5,058,802	3,749,179	6,026,132	14,834,113	100,497,569
18 to 35 months	85,179,570	4,055,842	2,769,876	3,924,301	10,750,019	95,929,589
36 to 59 months	134,384,827	5,449,786	3,219,300	4,791,069	13,460,155	147,844,982
60+ months	796,655,085	24,156,216	14,019,488	21,394,040	59,569,744	856,224,829

TALs	171,705	80,545	73,862	1,029,261	1,183,668	1,355,373
Total gross loans	1,193,330,605	46,201,992	29,609,090	46,349,531	122,160,613	1,315,491,218
Unearned interest, insurance and fees (corrected)	(310,313,891)	(8,572,156)	(7,994,386)	(12,238,224)	(28,804,766)	(339,118,657)
Total net loans (corrected)	$883,016,714	$37,629,836	$21,614,704	$34,111,307	$93,355,847	$976,372,561

Percentage of period-end gross loans receivable		3.5%	2.3%	3.5%	9.3%

The following table is an aging analysis on a recency basis at amortized cost of the Company’s gross loans receivable at March 31, 2025:

		Days Past Due - Recency Basis
Customer Tenure	Current	30 - 60	61 - 90	Over 90	Total Past Due	Total Loans
0 to 5 months	$77,087,815	$6,036,410	$6,587,901	$12,166,577	$24,790,888	$101,878,703
6 to 17 months	65,677,583	3,126,374	2,398,424	4,177,216	9,702,014	75,379,597
18 to 35 months	89,776,541	3,700,216	2,394,549	3,986,095	10,080,860	99,857,401
36 to 59 months	117,976,116	4,641,585	2,917,862	4,693,326	12,252,773	130,228,889
60+ months	758,435,883	21,563,504	13,334,622	20,587,802	55,485,928	813,921,811

TALs	2,772,634	1,504,446	22,376	70,061	1,596,883	4,369,517
Total gross loans	1,111,726,572	40,572,535	27,655,734	45,681,077	113,909,346	1,225,635,918
Unearned interest, insurance and fees	(282,034,628)	(7,588,025)	(7,590,060)	(12,107,391)	(27,285,476)	(309,320,104)
Total net loans	$829,691,944	$32,984,510	$20,065,674	$33,573,686	$86,623,870	$916,315,814

Percentage of period-end gross loans receivable		3.3%	2.3%	3.7%	9.3%

The following table is an aging analysis on a contractual basis at amortized cost of the Company’s gross loans receivable at December 31, 2025:

		Days Past Due - Contractual Basis
Customer Tenure	Current	30 - 60	61 - 90	Over 90	Total Past Due	Total Loans
0 to 5 months	$109,323,564	$9,491,938	$7,757,079	$13,161,343	$30,410,360	$139,733,924
6 to 17 months	95,253,578	4,556,937	3,540,145	7,133,390	15,230,472	110,484,050
18 to 35 months	89,541,777	3,465,973	2,632,004	5,415,327	11,513,304	101,055,081
36 to 59 months	134,155,183	4,773,846	3,406,482	6,636,591	14,816,919	148,972,102
60+ months	834,373,213	22,309,526	15,375,545	29,596,630	67,281,701	901,654,914

TALs	50,972	21,445	28,735	315,677	365,857	416,829
Total gross loans	1,262,698,287	44,619,665	32,739,990	62,258,958	139,618,613	1,402,316,900
Unearned interest, insurance and fees	(334,050,153)	(7,499,356)	(8,762,020)	(16,270,938)	(32,532,314)	(366,582,467)
Total net loans	$928,648,134	$37,120,309	$23,977,970	$45,988,020	$107,086,299	$1,035,734,433

Percentage of period-end gross loans receivable		3.2%	2.3%	4.4%	9.9%

During the preparation of its consolidated financial statements for the third quarter of fiscal 2026, the Company determined that the second fiscal quarter’s disclosure in the same financial footnote of unearned interest, insurance and fees as it relates to the aging analysis on a contractual basis at amortized cost of the Company’s gross loans receivable was improperly presented. Rather than this line item being negative and calculated as a reduction from total gross loans, it was presented as a positive addition to total gross loans in the total net loans calculation. This disclosure error was limited to the total net loans footnote disclosure and does not impact previously reported assets, net loss, related per share amounts or equity or the consolidated financial statements as a whole.

The following table is a corrected aging analysis on a contractual basis at amortized cost of the Company’s gross loans receivable at September 30, 2025:

		Days Past Due - Contractual Basis
Customer Tenure	Current	30 - 60	61 - 90	Over 90	Total Past Due	Total Loans
0 to 5 months	$90,199,573	$7,297,950	$5,860,242	$10,281,111	$23,439,303	$113,638,876
6 to 17 months	84,544,906	5,031,832	3,918,022	7,002,809	15,952,663	100,497,569
18 to 35 months	83,480,257	4,081,807	2,930,965	5,436,560	12,449,332	95,929,589
36 to 59 months	132,137,229	5,379,862	3,606,197	6,721,694	15,707,753	147,844,982
60+ months	784,490,694	25,194,482	16,166,995	30,372,658	71,734,135	856,224,829

TALs	105,767	42,402	64,564	1,142,640	1,249,606	1,355,373
Total gross loans	1,174,958,426	47,028,335	32,546,985	60,957,472	140,532,792	1,315,491,218
Unearned interest, insurance and fees (corrected)	(306,507,912)	(8,256,744)	(8,745,013)	(15,608,988)	(32,610,745)	(339,118,657)
Total net loans (corrected)	$868,450,514	$38,771,591	$23,801,972	$45,348,484	$107,922,047	$976,372,561

Percentage of period-end gross loans receivable		3.6%	2.5%	4.6%	10.7%

The following table is an aging analysis on a contractual basis at amortized cost of the Company’s gross loans receivable at March 31, 2025:

		Days Past Due - Contractual Basis
Customer Tenure	Current	30 - 60	61 - 90	Over 90	Total Past Due	Total Loans
0 to 5 months	$75,594,279	$6,149,270	$6,896,035	$13,239,119	$26,284,424	$101,878,703
6 to 17 months	64,188,458	3,112,624	2,739,963	5,338,552	11,191,139	75,379,597
18 to 35 months	87,012,982	3,864,242	2,986,200	5,993,977	12,844,419	99,857,401
36 to 59 months	114,388,973	4,869,065	3,611,704	7,359,147	15,839,916	130,228,889
60+ months	742,144,019	23,878,983	17,017,849	30,880,960	71,777,792	813,921,811

TALs	2,746,535	1,492,967	19,812	110,203	1,622,982	4,369,517
Total gross loans	1,086,075,246	43,367,151	33,271,563	62,921,958	139,560,672	1,225,635,918
Unearned interest, insurance and fees	(276,573,216)	(7,561,258)	(9,034,007)	(16,151,623)	(32,746,888)	(309,320,104)
Total net loans	$809,502,030	$35,805,893	$24,237,556	$46,770,335	$106,813,784	$916,315,814

Percentage of period-end gross loans receivable		3.5%	2.7%	5.1%	11.4%

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

The following table presents unpaid accrued interest reversed against interest income by Customer Tenure for the three and nine months ended December 31, 2025 and 2024:

	Three months ended December 31,		Nine months ended December 31,
	2025	2024	2025	2024
Customer Tenure
0 to 5 months	$(2,194,032)	$(1,513,556)	$(5,241,328)	$(3,943,143)
6 to 17 months	(1,016,789)	(802,513)	(2,704,949)	(2,201,034)
18 to 35 months	(653,694)	(789,715)	(1,816,704)	(2,378,004)
36 to 59 months	(699,492)	(829,641)	(1,987,311)	(2,553,282)
60+ months	(3,296,164)	(3,227,592)	(9,349,470)	(8,869,807)
Total	$(7,860,171)	$(7,163,017)	$(21,099,762)	$(19,945,270)

The following table presents the amortized cost basis of loans on nonaccrual status as of the beginning of the reporting period and the end of the reporting period, as well as interest income recognized on nonaccrual loans for the three and nine months ended December 31, 2025 and 2024:

	Nonaccrual Loans Receivable
Customer Tenure	As of December 31, 2025	As of March 31, 2025	Interest Income Recognized for the three months ended December 31, 2025	Interest Income Recognized for the three months ended December 31, 2024	Interest Income Recognized for the nine months ended December 31, 2025	Interest Income Recognized for the nine months ended December 31, 2024
0 to 5 months	$20,875,821	$19,169,040	$225,184	$152,639	$693,102	$521,894
6 to 17 months	10,885,831	8,510,132	249,822	217,517	709,601	661,265
18 to 35 months	8,401,829	10,024,500	294,933	346,761	935,971	1,057,869
36 to 59 months	10,638,420	12,151,649	361,055	402,275	1,149,060	1,315,569
60+ months	47,736,127	52,154,586	1,736,296	1,507,229	5,313,220	4,463,586
Unearned interest, insurance and fees	(23,124,474)	(23,775,911)	—	—	—	—
Total	$75,413,554	$78,233,996	$2,867,290	$2,626,421	$8,800,954	$8,020,183

As of December 31, 2025 and March 31, 2025, there were no loans receivable 61 days or more past due, not on nonaccrual status, and no loans receivable on nonaccrual status with no related allowance for credit losses.

NOTE 5 – VARIABLE INTEREST ENTITIES

The Company transfers pools of eligible loans receivable to the Warehouse to secure debt for general funding purposes. The Warehouse, a SPE of the Company, is considered a VIE under ASC 810, Consolidation, and is consolidated into the financial statements of the Company as the Company is determined to be the primary beneficiary of the Warehouse.

Debt under the Warehouse Facility is supported by the expected cash flows from the underlying collateralized loans receivable. Collections on these loans receivable are remitted to a restricted cash collection account, which totaled $25.2 million as of December 31, 2025. The Company also maintains a restricted cash reserve account, which totaled $1.7 million as of December 31, 2025. Cash inflows from the pledged loans receivable are distributed in accordance with the Credit Agreement's monthly contractual priority of payments, which include the Warehouse's lenders and service providers. Additionally, the Warehouse pays a servicing fee to the Company, which is eliminated in consolidation, as the Company continues to service the loans receivable transferred to the Warehouse. Cash inflows remaining after the contractual payments are distributed to the Company, which is permitted under the Credit Agreement.

The following table presents the assets and liabilities of our consolidated VIE:

	December 31, 2025	March 31, 2025
ASSETS
Gross loans receivable	$152,032,005	$—
Less:
Unearned interest, insurance and fees	(39,744,985)	—
Allowance for credit losses	(11,881,666)	—
Loans receivable, net	100,405,354	—
Restricted cash	26,924,506	—
Other assets, net	2,989,109	—
Total assets	$130,318,969	$—
LIABILITIES
Warehouse facility	$101,548,309	$—
Accounts payable and accrued expenses	364,190	—
Total liabilities	$101,912,499	$—

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

As of December 31, 2025 and 2024, the Company had no finance leases.

The following table reports information about the Company's lease cost for the three and nine months ended December 31, 2025 and 2024:

	Three months ended December 31,		Nine months ended December 31,
	2025	2024	2025	2024
Lease Cost
Operating lease cost	$6,246,106	$6,387,738	$18,731,935	$18,846,686
Variable lease cost	982,085	940,465	2,926,409	2,949,878
Total lease cost	$7,228,191	$7,328,203	$21,658,344	$21,796,564

The following table reports other information about the Company's leases for the three and nine months ended December 31, 2025 and 2024:

	Three months ended December 31,		Nine months ended December 31,
	2025	2024	2025	2024
Other Lease Information
Operating cash flows for amounts included in the measurement of lease liabilities — operating leases	$6,257,224	$6,301,091	$18,752,289	$18,884,883
Right-of-use assets obtained in exchange for new operating lease liabilities	$4,005,420	$3,247,250	$10,522,634	$13,812,021
Weighted average remaining lease term — operating leases	6.2 years	6.5 years	6.2 years	6.5 years
Weighted-average discount rate — operating leases	7.4%	6.8%	7.4%	6.8%

The aggregate annual lease obligations as of December 31, 2025 are as follows:

Operating Leases
Remainder of 2026	$6,021,367
2027	21,027,480
2028	17,400,974
2029	13,117,415
2030	9,389,802
Thereafter	26,300,362
Total undiscounted lease liability	$93,257,400
Imputed interest	18,563,821
Total discounted lease liability	$74,693,579

The Company had no leases with related parties as of December 31, 2025 or March 31, 2025.

NOTE 7 – AVERAGE SHARE INFORMATION

The following is a summary of the basic and diluted average common shares outstanding:

	Three months ended December 31,		Nine months ended December 31,
	2025	2024	2025	2024
Basic:
Weighted average common shares outstanding (denominator)	4,759,405	5,436,688	5,024,696	5,461,990

Diluted:
Weighted average common shares outstanding	4,759,405	5,436,688	5,024,696	5,461,990
Dilutive potential common shares[2]	—	27,529	—	64,794
Weighted average diluted shares outstanding (denominator)	4,759,405	5,464,217	5,024,696	5,526,784

Under the treasury stock method, options to purchase 142,241 and 246,111 shares of common stock at various prices were outstanding during the three months ended December 31, 2025 and 2024, respectively, but were not included in diluted shares outstanding because the option exercise price exceeded the market value of the shares.

Under the treasury stock method, options to purchase 150,238 and 250,034 shares of common stock at various prices were outstanding during the nine months ended December 31, 2025 and 2024, respectively, but were not included in diluted shares outstanding because the option exercise price exceeded the market value of the shares.
2 Dilutive potential common shares have been excluded from the weighted average diluted shares outstanding calculation for the three and nine months ended December 31, 2025. In accordance with ASC 260-10-45, shares which would otherwise be considered dilutive are deemed anti-dilutive when the entity incurs a loss from continuing operations in the period reported.

NOTE 8 – STOCK-BASED COMPENSATION

Stock Incentive Plans

The Company maintains the 2008 Plan, the 2011 Plan, the 2017 Plan and the 2025 Plan for the benefit of certain non-employee directors, officers, and key employees. Under these plans, a total of 3,750,000 shares of authorized common stock have been reserved for issuance pursuant to grants approved by the Compensation Committee. At December 31, 2025, there were a total of 703,354 shares of common stock remaining available for grant under the 2017 Plan and 2025 Plan and no shares of common stock remaining available for grant under the 2008 or 2011 plan. No awards have been granted under the 2025 Plan as of December 31, 2025.

Stock options granted under these plans have a maximum term of 10 years. Service Options and Restricted Stock granted under these plans typically vest in three equal annual installments, beginning on the first anniversary of the grant date, subject to each respective employee’s continued employment at the Company through each applicable vesting date or otherwise provided under the terms of the applicable award agreement or applicable employment agreement. The performance vesting conditions associated with Performance Shares and Performance Options are further discussed below within this Note 8 to the Consolidated Financial Statements.

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

Up to 100% of the shares of restricted stock subject to the 2024 Performance Share awards were eligible to vest based on the achievement of certain performance goals established by the Compensation Committee related to company operational performance metrics during the 2024 Performance Share Measurement Period, for which achievement must be certified by the Compensation Committee. The 2024 Performance Shares were eligible to vest over the 2024 Performance Share Measurement Period, subject to each respective employee’s continued employment at the Company through the last day of the 2024 Performance Share Measurement Period or otherwise provided under the terms of the applicable award agreement or applicable employment agreement.

On December 31, 2025, 1,031 of the 7,500 2024 Performance Share awards were forfeited as a result of certain company operational performance metrics not being achieved during the 2024 Performance Share Measurement Period. The remaining 6,469 performance shares vested on January 21, 2026 after certification of performance achievement by the Compensation Committee.

Up to 100% of the 2024 Performance Options were eligible to vest based on the achievement of certain performance goals established by the Compensation Committee related to company operational performance metrics during the 2024 Performance Option Measurement Period, for which achievement must be certified by the Compensation Committee. Following certification of achievement, the 2024 Performance Options mainly vest in three equal annual installments, beginning on January 30, 2026, subject to each respective employee’s continued employment at the Company through each applicable vesting date or otherwise provided under the terms of the applicable award agreement or applicable employment agreement.

On December 31, 2025, 6,132 of 23,500 2024 Performance Options were forfeited as a result of certain company operational performance metrics not being achieved during the 2024 Performance Share Measurement Period. The achievement of the remaining 17,368 performance options was certified by the Compensation Committee on January 21, 2026, and will begin vesting on January 30, 2026 as described above.

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

Stock Options

The weighted-average fair value at the grant date for options issued during the three and nine months ended December 31, 2025 and 2024 was $86.69 and $58.29, respectively.

Fair value was estimated at grant date using the weighted-average assumptions listed below:

	Three months ended December 31,		Nine months ended December 31,
	2025	2024	2025	2024

Dividend yield	—%	—%	—%	—%
Expected volatility	55.37%	59.53%	55.37%	59.53%
Average risk-free rate	3.60%	4.39%	3.60%	4.39%
Expected life	4.4 years	4.5 years	4.4 years	4.5 years

Option activity for the nine months ended December 31, 2025 was as follows:

	Shares		Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Options outstanding, beginning of period	169,154		$111.55
Granted during period	416		179.28
Exercised during period	(26,149)		102.83
Forfeited during period	(7,132)		111.64
Expired during period	(757)		204.80
Options outstanding, end of period	135,532	[3]	$112.92	5.0 years	$4,281,662
Options exercisable, end of period	107,628		$112.68	3.9 years	$3,519,702

The aggregate intrinsic value reflected in the table above represents the total pre-tax intrinsic value (the difference between the closing stock price on December 31, 2025 and the exercise price, multiplied by the number of in-the-money options that are currently exercisable) that would have been received by option holders had all option holders exercised their options as of December 31, 2025. This amount will change as the market price of the common stock changes. The total intrinsic value and tax benefit of options exercised during the three and nine month periods ended December 31, 2025 and 2024 were as follows:

	Three months ended December 31,		Nine months ended December 31,
	2025	2024	2025	2024

Intrinsic value of options exercised	$70,184	$215,599	$1,536,782	$732,318
Tax benefit of options exercised	17,195	52,822	376,512	179,418

The total fair value of stock options vested during the nine months ended December 31, 2025 was $0.4 million. As of December 31, 2025, total unrecognized stock-based compensation expense related to non-vested stock options amounted to approximately $0.8 million, which is expected to be recognized over a weighted-average period of approximately 1.8 years.

3 Of the 135,532 options outstanding, 9,536 are not yet exercisable based solely on fulfilling a service condition and another 18,368 are not yet exercisable based solely on fulfilling performance conditions.

Restricted Stock and Performance Shares

During the first three months of fiscal 2026, the Company granted 175,000 shares of restricted stock (which are equity classified) to certain vice presidents, senior vice presidents, executive officers and non-employee directors with a grant date weighted average fair value of $157.79 per share. The Company did not grant shares of restricted stock during the three months ended December 31, 2025.

The total fair value of restricted stock vested during the nine months ended December 31, 2025 was $21.3 million. As of December 31, 2025, there was approximately $19.0 million of unrecognized compensation cost related to unvested restricted stock awards, which is expected to be recognized over the next 1.7 years based on current estimates.

A summary of the status of the Company’s restricted stock as of December 31, 2025, and changes during the nine months ended December 31, 2025, are presented below:

	Shares	Weighted Average Fair Value at Grant Date

Outstanding at March 31, 2025	159,683	$105.52
Granted during the period	175,000	157.79
Vested during the period	(152,183)	105.22
Forfeited during the period	(1,031)	111.64
Outstanding at December 31, 2025	181,469	$156.14

Total Stock-Based Compensation

Total stock-based compensation included as a component of personnel expenses in the Company's Consolidated Statements of Operations during the three and nine month periods ended December 31, 2025 and 2024 was as follows:

	Three months ended December 31,		Nine months ended December 31,
	2025	2024	2025	2024
Stock-based compensation related to equity classified awards:
Stock-based compensation related to stock options	$298,672	$85,640	$863,702	$323,140
Stock-based compensation (reversal) related to restricted stock[4]	5,127,091	363,626	13,724,836	(18,886,570)
Total stock-based compensation (reversal) related to equity classified awards	$5,425,763	$449,266	$14,588,538	$(18,563,430)

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

The following table sets forth the Company's acquisition activity for the nine months ended December 31, 2025 and 2024:

	Nine months ended December 31,
	2025	2024
Acquisitions:
Number of loan portfolios acquired through asset purchases	—	6
Total acquisitions	—	6

Purchase price	$—	$18,947,294

Tangible assets:
Loans receivable, net	—	18,812,693

Purchase price amount below carrying value of net tangible assets	$—	$134,601

Customer lists	$—	$127,995
Non-compete agreements	$—	$6,606
Goodwill	$—	—

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

Acquired loans are valued at the net loan balance. Given the short-term nature of these loans, generally less than twelve months, and that these loans are priced at current rates, management believes the net loan balances approximate their fair value. Under CECL, acquired loans are included in the reserve calculations for all loan types (excluding TALs). Management includes recent acquisition activity compared to historical activity when considering reasonable and supportable forecasts as it relates to assessing the adequacy of the allowance for expected credit losses. The Company did not acquire any loans that would qualify as PCDs during the nine months ended December 31, 2025 and 2024.

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

NOTE 10 – INTANGIBLE ASSETS

The following table provides the gross carrying amount and related accumulated amortization of definite-lived intangible assets:

	December 31, 2025			March 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Intangible Asset	Gross Carrying Amount	Accumulated Amortization	Net Intangible Asset
Customer lists	$55,858,615	$(50,886,898)	$4,971,717	$55,858,615	$(48,489,153)	$7,369,462
Non-compete agreements	10,534,749	(10,528,569)	6,180	10,534,749	(10,509,630)	25,119
Total	$66,393,364	$(61,415,467)	$4,977,897	$66,393,364	$(58,998,783)	$7,394,581

The estimated amortization expense for intangible assets for future fiscal years ended March 31 is as follows: $0.8 million for the remainder of 2026; $2.7 million for 2027; $0.9 million for 2028; $0.4 million for 2029; $0.1 million for 2030; and an aggregate of $0.1 million for the years thereafter.

NOTE 11 – DEBT

Credit Facilities; Senior Notes Redemption

Revolving Credit Facility

On July 22, 2025, the Company entered into a three-year senior secured asset-based credit facility pursuant to a Revolving Credit Agreement (the “Revolving Credit Agreement”), by and among the Company, the lenders named therein (the “Lenders”), and Bank of Montreal, as Administrative Agent and Collateral Agent.

The Revolving Credit Agreement replaced the Company’s Amended and Restated Revolving Credit Agreement, dated as of June 7, 2019, among the Company, the lenders named therein, and Wells Fargo Bank, National Association, as Administrative Agent and Collateral Agent (as amended, the “Prior Credit Agreement”). The Revolving Credit Agreement provides, among other things, aggregate commitments of the Lenders of $640.0 million, with an accordion feature that can increase the aggregate commitments by $150.0 million for a total commitment, if the full accordion is borrowed, of $790.0 million (the "Revolving Credit Facility").

At December 31, 2025, $575.7 million was outstanding under the Company's Revolving Credit Facility, not including $789.7 thousand in outstanding standby letters of credit, which include (i) $200.0 thousand related to worker's compensation expiring on October 16, 2026 and (ii) $589.7 thousand related to the Company's investment in captive insurance expiring on April 12, 2026. Both letters of credit automatically extend for one year on their expiration dates. To the extent that the letter of credit is drawn upon, the disbursement will be funded by the Revolving Credit Facility. There are no amounts due related to the letters of credit as of December 31, 2025. At December 31, 2025, subject to a borrowing base formula, the Company may borrow at the rate of one-month SOFR plus 0.10% and an applicable margin of 3.5% with a minimum rate of 4.5%. The Revolving Credit Agreement has a commitment fee of 0.50% per annum on the unused portion of the commitment. Commitment fees on the unused portion of the borrowing totaled $0.8 million and $1.2 million for the nine months ended December 31, 2025 and 2024, respectively.

For the nine months ended December 31, 2025 and fiscal year ended March 31, 2025, the Company’s effective interest rate, including the commitment fee and amortization of debt issuance costs, was 8.3% annualized and 9.5%, respectively. At December 31, 2025, the unused amount available under the Revolving Credit Facility was $63.5 million. Borrowings under the Revolving Credit Facility have a maturity date of July 22, 2028.

At December 31, 2025, substantially all of the Company’s assets, with the exception of loans receivable pledged to the Warehouse, were pledged as collateral for borrowings under the Revolving Credit Agreement.

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

The Credit Agreement provides for a revolving $175.0 million warehouse facility (the “Warehouse Facility”) and is secured by certain consumer loan receivables that were directly originated by certain of the Company’s subsidiaries. At December 31, 2025, $101.5 million was outstanding under the Company's Warehouse Facility. As of December 31, 2025, the Company may borrow at the rate of one-month SOFR plus 0.11448% and an applicable margin of 3.00%, with a minimum rate of 4.00%. The Credit Agreement has a commitment fee of 0.50% per annum on the unused portion of the commitment. Commitment fees on the unused portion of the borrowing totaled $0.2 million for the nine months ended December 31, 2025.

For the nine months ended December 31, 2025, the Company’s effective interest rate, including the commitment fee and amortization of debt issuance costs, was 6.3%. At December 31, 2025, the unused amount available under the Warehouse Facility was $73.5 million. Borrowings under the Warehouse Facility have an expected maturity date of September 29, 2027.

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

During the nine months ended December 31, 2025 and prior to the Redemption, the Company repurchased and extinguished $17.0 million of its Notes, net of $0.1 million unamortized debt issuance costs related to the extinguished debt, on the open market for a reacquisition price of $17.0 million. During fiscal 2025, the Company repurchased and extinguished $89.0 million of its Notes, net of $0.6 million unamortized debt issuance costs related to the extinguished debt, on the open market for a reacquisition price of $88.0 million.

No loss on extinguishment was recognized for the three months ended December 31, 2025. For the nine months ended December 31, 2025, the Company recognized a $3.7 million loss on extinguishment. For the three and nine months ended December 31, 2024, the Company recognized a $50.0 thousand loss on extinguishment and a $1.2 million gain on extinguishment, respectively. In accordance with ASC 470, the Company recognized the gain and loss on extinguishments as a component of interest expense in the Company's Consolidated Statements of Operations.

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

The Company was in compliance with these covenants at December 31, 2025, after giving effect to an agreement related to the treatment of the payment of early call premiums in connection with Redemption, and does not believe that these covenants will materially limit its business and expansion strategy.

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

The Company was in compliance with these covenants at December 31, 2025 and does not believe that these covenants will materially limit its business and expansion strategy.

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

Debt Maturities

The aggregate annual maturities of the Company's debt arrangements for future fiscal years ended March 31 are as follows:

Amount
Remainder of 2026	$—
2027	—
2028	101,548,309
2029	575,684,917
2030	—
Thereafter	—
Total future debt payments	$677,233,226

NOTE 12 – INCOME TAXES

As of each of December 31, 2025 and March 31, 2025, the Company had $1.1 million of total gross unrecognized tax benefits, including interest. Of these totals, approximately $0.8 million and $0.9 million, respectively, represent the amount of net unrecognized tax benefits that are permanent in nature and, if recognized, would affect the annual effective tax rate. At December 31, 2025, approximately $0.1 million of gross unrecognized tax benefits are expected to be resolved during the next twelve months through the expiration of the statute of limitations and settlement with taxing authorities. The Company’s continuing practice is to recognize interest and penalties related to income tax matters in income tax expense. The Company had approximately $704.3 thousand accrued for gross interest as of December 31, 2025, and accrued $362.7 thousand during the nine months ended December 31, 2025.

Investment in HTC was $13.4 million and $15.9 million as of December 31, 2025 and March 31, 2025, respectively, which is included as a component of Other assets, net in the Consolidated Balance Sheets. The Company recognized net amortization from these investments of $3.6 million and $4.2 million during the three months ended December 31, 2025 and 2024, respectively, and $10.3 million and $12.4 million during the nine months ended December 31, 2025 and 2024, respectively, in income tax expense. The Company recognized tax benefits from these investments of $4.0 million and $4.3 million for the three months ended December 31, 2025 and 2024, respectively, and $11.4 million and $13.6 million for the nine months ended December 31, 2025 and 2024, respectively, in income tax expense and in Income taxes payable in the Consolidated Statements of Cash Flows. The Company did not recognize any non-tax related activity or have any significant modifications in the investments during the current period.

The Company is subject to U.S. income taxes, as well as taxes in various other state and local jurisdictions. With the exception of a few states, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2022, although carryforward attributes that were generated prior to 2022 may still be adjusted upon examination by the taxing authorities if they either have been or will be used in a future period.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted. The OBBBA includes provisions such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework, and the restoration of favorable tax treatment for certain business provisions. There are no material tax implications as a result of the OBBBA and it does not have a material impact on our consolidated financial statements and related disclosures.

The Company’s effective income tax rate was 10.1% for the three months ended December 31, 2025 compared to 16.4% for the prior year quarter. The change was the result of a decrease in pretax book income relative to the effects of various permanent items, including an increase in disallowed executive compensation under Section 162(m) and the permanent tax benefit related to nonqualified stock option exercises and vesting of restricted stock treated as discrete items in the current quarter.

NOTE 13 – COMMITMENTS AND CONTINGENCIES

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

NOTE 14 – SUBSEQUENT EVENTS

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

Results of Operations

The following table sets forth certain information derived from the Company's Consolidated Statements of Operations and Consolidated Balance Sheets (unaudited), as well as operating data and ratios, for the periods indicated:

	Three months ended December 31,		Nine months ended December 31,
	2025	2024	2025	2024
	(Dollars in thousands)
Gross loans receivable	$1,402,316	$1,381,462	$1,402,316	$1,381,462
Average gross loans receivable (1)	1,348,387	1,336,375	1,294,836	1,299,519
Net loans receivable (2)	1,035,734	1,020,018	1,035,734	1,020,018
Average net loans receivable (3)	998,690	987,833	960,838	961,767

Expenses as a percentage of total revenue:
Provision for credit losses	36.4%	31.8%	37.2%	34.1%
General and administrative	55.3%	48.5%	54.0%	43.8%
Interest expense	9.1%	8.1%	9.0%	7.9%
Operating income as a % of total revenue (4)	8.3%	19.7%	8.8%	22.1%

Loan volume (5)	$832,849	$777,197	$2,314,154	$2,161,632

Net charge-offs as percent of average net loans receivable on an annualized basis	18.7%	17.2%	18.4%	17.1%

Return on average assets (trailing 12 months)	4.0%	7.5%	4.0%	7.5%

Return on average equity (trailing 12 months)	10.6%	19.2%	10.6%	19.2%

Branches opened or acquired (merged or closed), net	—	(10)	(11)	(13)

Branches open (at period end)	1,013	1,035	1,013	1,035
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

Comparison of three months ended December 31, 2025 versus three months ended December 31, 2024

Gross loans outstanding increased to $1.4 billion as of December 31, 2025, a 1.5% increase from the $1.38 billion of gross loans outstanding as of December 31, 2024, which is a substantial improvement from the 4.0% year over year decrease as of March 31, 2025. During the most recent quarter, gross loans outstanding increased sequentially 6.6%, or $86.8 million, from $1.32 billion as of September 30, 2025, compared to an increase of 6.6%, or $85.6 million, in the comparable quarter of the prior year. During the most recent quarter, our new and current customer borrowing increased when comparing the same quarter of fiscal 2025. Specifically, during the quarter, new and refinance customer loan volume increased 16.6% and 8.0% respectively, compared to the same quarter of fiscal 2025. Our customer base increased by 4.1% during the twelve-month period ended December 31, 2025, compared to an increase of 3.7% for the comparable period ended December 31, 2024. During the three months ended December 31, 2025 our unique borrowers increased by 4.2% compared to an increase of 6.2% during the three months ended December 31, 2024.

The $0.9 million net loss for the three months ended December 31, 2025 is a 106.8% decrease from net income of $13.4 million for the same period of the prior year. Operating income, which is revenue less provision for credit losses and general and administrative expenses, decreased by $15.5 million, or 56.9%, compared to the same period of the prior year. Our results of operations were negatively impacted by an increase in provision for credit losses, largely related to our new loan growth;

however, we expect solid returns on our fiscal 2026 originations given early payment performance and yield. Further, the current third quarter included $5.4 million in share based compensation expense, which is a $5.0 million increase compared to the same quarter of the prior year due to share grants in December of 2024 and June of 2025.

Revenues for the three months ended December 31, 2025 increased by $2.6 million, or 1.9%, to $141.3 million from $138.6 million for the same period of the prior year. Interest and fee income for the three months ended December 31, 2025 increased by $3.6 million, or 2.9%, from the same period of the prior year due to an increase in outstanding balances and interest yields.

Insurance and other income for the three months ended December 31, 2025 decreased by $1.0 million, or 5.9%, from the same period of the prior year. Insurance income remained relatively flat at $12.5 million during the three months ended December 31, 2025 when compared to the three months ended December 31, 2024. Other income decreased $1.0 million, or 25.5%, to $2.8 million in the third quarter of fiscal 2026, compared to $3.8 million in the third quarter of fiscal 2025.

The provision for credit losses increased $7.3 million, or 16.6%, to $51.4 million from $44.1 million when comparing the third quarter of fiscal 2026 to the third quarter of fiscal 2025. The table below itemizes the key components of the CECL allowance and provision impact during the quarter.

CECL Allowance and Provision (Dollars in millions)	Q3 FY 2026	Q3 FY 2025	Difference	Reconciliation
Beginning Allowance - September 30	$117.8	$114.5	$3.3
Change due to Growth	$7.7	$7.6	$0.1	$0.1
Change due to Expected Loss Rate on Performing Loans	$(2.0)	$(5.6)	$3.6	$3.6
Change due to 90 days past due	$(0.9)	$(0.3)	$(0.6)	$(0.6)
Ending Allowance - December 31	$122.6	$116.2	$6.4	$3.1
Net Charge-offs	$46.6	$42.4	$4.2	$4.2
Provision	$51.4	$44.1	$7.3	$7.3
Note: The change in allowance for the quarter plus net charge-offs for the quarter equals the provision for the quarter (see above reconciliation).
The provision was negatively impacted by an increase in net charge-offs and growth in new customers during the quarter. Our 0-5 month customers increased as a percentage of the portfolio from 8.6% as of September 30, 2025 to 9.9% as of December 31, 2025. This led to an increase in the overall expected loss rates of the portfolio during the quarter.

Net charge-offs for the quarter increased $4.2 million, from $42.4 million in the third quarter of fiscal 2025 to $46.6 million in the third quarter of fiscal 2026. Net charge-offs as a percentage of average net loan receivables on an annualized basis increased to 18.7% in the third quarter of fiscal 2026 from 17.2% in the third quarter of fiscal 2025. Net charge-offs increased due to the increase in new customers in the twelve months ending September 30, 2025.

The Company's allowance for credit losses as a percentage of net loans was 11.8% at December 31, 2025 compared to 11.4% at December 31, 2024. Accounts that were 61 days or more past due on a recency basis decreased to 5.6% at December 31, 2025 compared to 5.7% at December 31, 2024. Recency delinquency on accounts at least 90 days past due remained relatively flat at 3.4% at December 31, 2025, compared to December 31, 2024. Recency delinquency on accounts 0 to 60 days past due decreased from 20.0% at December 31, 2024, to 18.1% at December 31, 2025.

G&A expenses for the three months ended December 31, 2025 increased by $10.8 million, or 16.1%, from the corresponding period of the previous year. As a percentage of revenues, G&A expenses increased from 48.5% during the three months ended December 31, 2024 to 55.3% during the three months ended December 31, 2025. G&A expenses per average open branch increased by 19.1% when comparing the two three-month periods. The change in G&A expense is explained in greater detail below.

Personnel expense totaled $51.3 million for the three months ended December 31, 2025, a $10.2 million, or 24.9%, increase over the three months ended December 31, 2024. Salary expense increased approximately $2.8 million, or 8.7%, during the quarter ended December 31, 2025, compared to the quarter ended December 31, 2024. Our headcount as of December 31, 2025 increased 10.2% compared to December 31, 2024. Benefit expense increased approximately $0.8 million, or 10.1%, when comparing the quarterly periods ended December 31, 2025 and 2024. Incentive expense increased $6.9 million in the third quarter of fiscal 2026 compared to the third quarter of fiscal 2025. The increase in incentive expense is primarily due to a $5.0 million increase in share based compensation expense. Share based compensation expense increased due to share grants in December of 2024 and June of 2025. There was also a significant increase in field level incentives. Over the last several months we have increased headcount in the field to further improve branch level performance.

Occupancy and equipment expense totaled $12.4 million for the three months ended December 31, 2025, a $0.1 million, or 1.2%, increase over the three months ended December 31, 2024.

Advertising expense decreased $0.7 million, or 15.5%, in the third quarter of fiscal 2026 compared to the third quarter of fiscal 2025 due to increased efficiency in our customer acquisition programs.

Amortization of intangible assets totaled $0.8 million for the three months ended December 31, 2025, a $0.2 million, or 17.2%, decrease over the three months ended December 31, 2024.

Other expense totaled $9.8 million for the three months ended December 31, 2025, a $1.3 million, or 15.3%, increase over the three months ended December 31, 2024.
Interest expense for the three months ended December 31, 2025 increased by $1.5 million, or 13.2%, from the corresponding three months of the previous year. Interest expense primarily increased due to a 17.1% increase in the average debt outstanding for the quarter, partially offset by a 2.8% decrease in the effective interest rate from 8.4% to 8.1%. The average debt outstanding increased from $534.0 million to $625.4 million when comparing the quarters ended December 31, 2024 and 2025. The Company’s debt-to-equity ratio increased from 1.3:1 at December 31, 2024 to 1.9:1 at December 31, 2025.

Other key return ratios for the three months ended December 31, 2025 included a 4.0% return on average assets and a return on average equity of 10.6% (both on a trailing 12-month basis), as compared to a 7.5% return on average assets and a return on average equity of 19.2% (both on a trailing 12-month basis) for the three months ended December 31, 2024.

The Company’s effective income tax rate was 10.1% for the three months ended December 31, 2025 compared to 16.4% for the corresponding period of the previous year. The change was the result of a decrease in pretax book income relative to the effects of various permanent items, including an increase in disallowed executive compensation under Section 162(m) and the permanent tax benefit related to nonqualified stock option exercises and vesting of restricted stock treated as discrete items in the current quarter.

Comparison of nine months ended December 31, 2025 versus nine months ended December 31, 2024

Gross loans outstanding increased to $1.40 billion as of December 31, 2025, a 1.5% increase from the $1.38 billion of gross loans outstanding as of December 31, 2024.

Net loss for the nine months ended December 31, 2025 decreased to $1.5 million from the $45.5 million net income reported for the same period of the prior year. Operating income (revenue less provision for credit losses and general and administrative expenses) decreased by $52.4 million, or 59.3%. The significant decrease is primarily the result of an $18.5 million reversal of share based compensation expense in the second quarter of the previous year associated with the forfeiture of the shares granted in the second tranche of our performance-based share plan that resulted in negative share based compensation expense of $18.6 million. Share based compensation expense for the nine months ended December 31, 2025 was $14.6 million, a $33.2 million increase compared to the same period of the prior year, mainly due to the prior year reversal noted above and share grants in December 2024 and June 2025. The nine month period ended December 31, 2025 also included a $3.7 million expense for the early redemption of our long-term notes, which includes a $3.0 million early call penalty and a $0.7 million write-off of the remaining unamortized debt issuance costs. Net loss was also negatively impacted by a $15.6 million increase in provision for credit losses, largely related to our new loan growth; however, we expect solid returns on our fiscal 2025 and 2026 originations given early payment performance and yield.

Revenues increased by $8.6 million, or 2.2%, to $408.2 million during the nine months ended December 31, 2025 from $399.6 million for the same period of the prior year. The increase was primarily due to an increase in outstanding balances and interest yields.

Interest and fee income for the nine months ended December 31, 2025 increased by $12.8 million, or 3.7%, from the same period of the prior year. Net loans outstanding at December 31, 2025 increased by 1.5% over the balance at December 31, 2024. Average net loans outstanding decreased by 0.1% for the nine months ended December 31, 2025 compared to the nine-month period ended December 31, 2024.

Insurance commissions and other income for the nine months ended December 31, 2025 decreased by $4.2 million, or 8.0%, from the same period of the prior year. Insurance commissions decreased by approximately $1.8 million, or 4.9%, during the nine months ended December 31, 2025 when compared to the nine months ended December 31, 2024. Other income decreased by $2.3 million, or 16.2%, during the nine months ended December 31, 2025 when compared to the nine months ended December 31, 2024.

The provision for credit losses increased $15.6 million, or 11.4%, to $151.8 million from $136.2 million when comparing the first three quarters of fiscal 2026 to the first three quarters of fiscal 2025. Net charge-offs as a percentage of average net loans receivable on an annualized basis increased from 17.1% in the first three quarters of fiscal 2025 to 18.4% in the first three quarters of fiscal 2026.

G&A expenses for the nine months ended December 31, 2025 increased by $45.4 million, or 25.9%, from the corresponding period of the previous year. As a percentage of revenues, G&A expenses increased from 43.8% during the first nine months of fiscal 2025 to 54.0% during the first nine months of fiscal 2026. G&A expenses per average open branch increased by 29.4% when comparing the two nine-month periods. The change in G&A expense is explained in greater detail below.

Personnel expense totaled $145.1 million for the nine months ended December 31, 2025, a $45.3 million, or 45.4%, increase over the nine months ended December 31, 2024. Salary expense increased approximately $5.5 million, or 5.9%, when comparing the two nine month periods ended December 31, 2025 and 2024. Our headcount as of December 31, 2025 increased 10.2% compared to December 31, 2024. The increase is the result of annual salary increases and increased headcount in the field to further improve branch level performance. Benefit expense increased approximately $2.3 million, or 10.0%, when comparing the nine month periods ended December 31, 2025 and 2024. Incentive expense increased $38.0 million when comparing the nine month periods ended December 31, 2025 and 2024. The increase in incentive expense is primarily due to a $33.2 million increase in share based compensation expense. Share based compensation expense increased due to share grants in December of 2024 and June of 2025, and because the prior year period included a $18.5 million reversal of share based compensation expense associated with the forfeiture of the shares granted in the second tranche of our performance-based share plan.

Occupancy and equipment expense totaled $36.0 million for the nine months ended December 31, 2025, a $0.7 million, or 2.0%, decrease over the nine months ended December 31, 2024. Occupancy and equipment expense is generally a function of the number of branches the Company has open throughout the period. For the nine months ended December 31, 2025, the average occupancy and equipment expense per branch totaled $35.5 thousand, a $0.2 thousand, or 0.7%, increase when compared to the nine months ended December 31, 2024.

Advertising expense totaled $8.2 million for the nine months ended December 31, 2025, a $0.7 million, or 7.8%, decrease over the nine months ended December 31, 2024 due to increased efficiency in our customer acquisition programs.

Amortization of intangible assets totaled $2.4 million for the nine months ended December 31, 2025, a $0.5 million, or 16.7%, decrease over the nine months ended December 31, 2024.

Other expense totaled $28.6 million for the nine months ended December 31, 2025, a $2.1 million, or 7.8%, increase over the nine months ended December 31, 2024.
Interest expense for the nine months ended December 31, 2025 increased by $5.2 million, or 16.6%, from the corresponding nine months of the previous year. Interest expense primarily increased due to a $3.0 million early call penalty on our long-term notes, and a $0.7 million write-off of the remaining unamortized debt issuance costs during the second quarter of fiscal 2026. Additionally, there was a 4.7% increase in the average debt outstanding, from $508.5 million to $532.7 million. The increase in interest expense was partially offset by a 3.4% decrease in the effective interest rate from 8.5% to 8.2%.

Other key return ratios for the first nine months of fiscal 2026 included a 4.0% return on average assets and a return on average equity of 10.6% (both on a trailing 12-month basis), as compared to a 7.5% return on average assets and a return on average equity of 19.2% (both on a trailing 12-month basis) for the first nine months of fiscal 2025.

The Company’s effective income tax rate was a negative 100.8% for the nine months ended December 31, 2025 compared to 20.1% for the corresponding period of the previous year. The Company finalized a settlement with various taxing authorities that resulted in an increase in the reserve under ASC 740-10 (unrecognized tax positions) which is treated as a discrete item in the current period, along with a decrease in pretax book income relative to the effects of various permanent items including an increase in disallowed executive compensation under Section 162(m) in the current period. This was partially offset by the permanent tax benefit related to nonqualified stock option exercises and vesting of restricted stock treated as discrete items in the current period.

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

Liquidity and Capital Resources

The Company has historically financed and continues to finance its operations, acquisitions and branch expansion primarily through a combination of cash flows from operations and borrowings from its institutional lenders. As discussed below, the Company has also issued debt securities to finance its operations and repay a portion of its outstanding indebtedness. The Company has generally applied its cash flows from operations to fund its loan volume, fund acquisitions, repay long-term indebtedness, and repurchase its common stock. Net cash provided by operating activities for the nine months ended December 31, 2025 was $164.8 million.

As of December 31, 2025, the Company's debt outstanding was $677.2 million and its shareholders' equity was $351.6 million resulting in a debt-to-equity ratio of 1.9:1.0. Management will continue to monitor the Company's debt-to-equity ratio and is committed to maintaining a debt level that will allow the Company to continue to execute its business objectives, while not putting undue stress on its consolidated balance sheet.

The Company believes that attractive opportunities to acquire new branches or receivables from its competitors or to acquire branches in communities not currently served by the Company will continue to become available as conditions in local economies and the financial circumstances of owners change.

As of December 31, 2025, the Company had two credit facilities: the Revolving Credit Facility and the Warehouse Facility. The Revolving Credit Facility provides, among other things, aggregate commitments of the Lenders of $640.0 million, with an accordion feature that can increase the aggregate commitments by $150.0 million (for a total commitment, if the full accordion is borrowed, of $790.0 million).

Subject to a borrowing base formula, the Company could borrow at the rate of one month SOFR plus 0.10% and an applicable margin of 3.5% with a minimum rate of 4.5% under the Revolving Credit Agreement. At December 31, 2025, the aggregate commitments under the Revolving Credit Agreement were $640.0 million. The borrowing base limitation was equal to the product of (a) the Company’s eligible finance receivables, less unearned finance charges, insurance premiums and insurance commissions applicable to such eligible finance receivables, and (b) an advance rate percentage that ranges from 70% to 80% based on a collateral performance indicator equal to the sum of, for the Company and certain of its subsidiaries (a) a three-month rolling average rate of receivables at least sixty days past due and (b) an eight-month rolling average net charge-off rate. The Company had $789.7 thousand in outstanding standby letters of credit which include (i) $200.0 thousand related to worker's compensation expiring on October 16, 2026 and (ii) $589.7 thousand related to the Company's investment in captive insurance expiring on April 12, 2026. Both letters of credit automatically extend for one year on their expiration dates. Further, under the Revolving Credit Agreement, the administrative agent has the right to set aside reasonable reserves against the available borrowing base in such amounts as it may deem appropriate, including, without limitation, reserves with respect to certain regulatory events or any increased operational, legal, or regulatory risk of the Company and its subsidiaries.

For the nine months ended December 31, 2025 and fiscal year ended March 31, 2025, the Company’s effective interest rate, including the commitment fee and amortization of debt issuance costs, as it relates to the Revolving Credit Agreement was 8.3% annualized and 9.5%, respectively. At December 31, 2025, the unused amount available under the Revolving Credit Facility was $63.5 million. Borrowings under the Revolving Credit Facility have a maturity date of July 22, 2028.

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

The Warehouse Facility provides for a revolving $175.0 million warehouse facility and is secured by certain consumer loan receivables that were directly originated by certain of the Company’s subsidiaries. As of December 31, 2025, the Company may borrow at the rate of one-month SOFR plus 0.11448% and an applicable margin of 3.00%, with a minimum rate of 4.00%. The Credit Agreement has a commitment fee of 0.50% per annum on the unused portion of the commitment.

For the nine months ended December 31, 2025, the Company’s effective interest rate, including the commitment fee and amortization of debt issuance costs, as it relates to the Credit Agreement was 6.3%. At December 31, 2025, the unused amount available under the Warehouse Facility was $73.5 million. Borrowings under the Warehouse Facility have an expected maturity date of September 29, 2027.

The Company continues to believe stock repurchases are a viable component of the Company’s long-term financial strategy and an excellent use of excess cash when the opportunity arises. Additional share repurchases can be made subject to compliance with, among other things, applicable restricted payment covenants under the Revolving Credit Agreement. Our first priority is to ensure we have enough capital to fund loan growth. As of December 31, 2025, subject to further approval from our Board of Directors, we could repurchase approximately $61.1 million of shares under the terms of our Revolving Credit Agreement. To the extent we have excess capital, we may repurchase stock, if appropriate and as authorized by our Board of Directors.

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

The Company was in compliance with these covenants at December 31, 2025, after giving effect to an agreement related to the treatment of the payment of early call premiums in connection with Redemption, and does not believe that these covenants will materially limit its business and expansion strategy.

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

The Company was in compliance with these covenants at December 31, 2025 and does not believe that these covenants will materially limit its business and expansion strategy.

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

During the nine months ended December 31, 2025 and prior to the Redemption, the Company repurchased and extinguished $17.0 million of its Notes, net of $0.1 million unamortized debt issuance costs related to the extinguished debt, on the open market for a reacquisition price of $17.0 million. During fiscal 2025, the Company repurchased and extinguished $89.0 million of its Notes, net of $0.6 million unamortized debt issuance costs related to the extinguished debt, on the open market for a reacquisition price of $88.0 million.

No loss on extinguishment was recognized for the three months ended December 31, 2025. For the nine months ended December 31, 2025, the Company recognized a $3.7 million loss on extinguishment. For the three and nine months ended December 31, 2024, the Company recognized a $50.0 thousand loss on extinguishment and a $1.2 million gain on extinguishment, respectively. In accordance with ASC 470, the Company recognized the gain and loss on extinguishments as a component of interest expense in the Company's Consolidated Statements of Operations.

Share Repurchase Program

On July 22, 2025, the Board of Directors authorized the Company to repurchase up to $100.0 million of the Company’s outstanding common stock, inclusive of the amount that remained available for repurchase under prior repurchase authorizations. As of December 31, 2025, the Company had $18.4 million in aggregate remaining repurchase capacity under its current share repurchase program. The timing and actual number of shares repurchased will depend on a variety of factors, including the stock price, corporate and regulatory requirements, available funds, alternative uses of capital, restrictions under the Revolving Credit Agreement, and other market and economic conditions. The Company’s stock repurchase program may be suspended or discontinued at any time.

On September 3, 2025, in accordance with its share repurchase program, the Company, after approval by the Audit and Compliance Committee, repurchased 347,064 shares of its common stock for $60.0 million from Prescott Associates L.P., Idoya Partners L.P., Prescott International Partners L.P., and Prescott Investors, Inc. Profit Sharing (the "Sellers") in a privately negotiated transaction. The Sellers are affiliates of Prescott General Partners, LLC, who, along with its affiliates, beneficially own approximately 43.6% of the Company's common stock as of December 31, 2025. The $172.88 price per share, was the closing market price at September 3, 2025.

The Company continues to believe stock repurchases are a viable component of the Company’s long-term financial strategy and an excellent use of excess cash when the opportunity arises. Additional share repurchases can be made subject to compliance with, among other things, applicable restricted payment covenants under the Revolving Credit Agreement. Our first priority is to ensure we have enough capital to fund loan growth. As of December 31, 2025, subject to further approval from our Board of Directors, we could repurchase approximately $61.1 million of shares under the terms of our Revolving Credit Agreement. To the extent we have excess capital, we may repurchase stock, if appropriate and as authorized by our Board of Directors.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

The Company’s outstanding debt under its Revolving Credit Facility was $575.7 million at December 31, 2025. Interest on borrowings under this facility is based on the greater of 4.5% or one month SOFR plus 0.10% and an applicable margin of 3.5%. Based on the outstanding balance under the Company's Revolving Credit Facility at December 31, 2025, a change of 1.0% in the interest rate would cause a change in interest expense of approximately $5.8 million on an annual basis.

The Company’s outstanding debt under its Warehouse Facility was $101.5 million at December 31, 2025. Interest on borrowings under this facility is based on one-month SOFR plus 0.11448% and an applicable margin of 3.00%. Based on the outstanding balance under the Company's Warehouse Facility at December 31, 2025, a change of 1.0% in the interest rate would cause a change in interest expense of approximately $1.0 million on an annual basis.

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

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

See Note 13 to the Consolidated Financial Statements included in this report for information regarding legal proceedings.

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

On July 22, 2025, the Board of Directors authorized the Company to repurchase up to $100.0 million of the Company’s outstanding common stock, inclusive of the amount that remained available for repurchase under prior repurchase authorizations. As of December 31, 2025, the Company had $18.4 million in aggregate remaining repurchase capacity under its current share repurchase program. The timing and actual number of shares repurchased will depend on a variety of factors, including the stock price, corporate and regulatory requirements, available funds, alternative uses of capital, restrictions under the Revolving Credit Agreement, and other market and economic conditions. The Company’s stock repurchase program may be suspended or discontinued at any time.

The repurchase authorization does not have a stated expiration date. The following table details purchases of the Company's common stock, if any, made by the Company during the three months ended December 31, 2025:

	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Approximate dollar value of shares that may yet be purchased under the plans or programs
October 1 through October 31, 2025	28,552	$174.79	28,552	$28,381,062
November 1 through November 30, 2025	74,007	135.10	74,007	18,382,978
December 1 through December 31, 2025	—	—	—	18,382,978
Total for the quarter	102,559	$146.15	102,559

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the quarter ended December 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted, modified or terminated any “Rule 10b5-1 trading arrangements” or “non-Rule 10b5-1 trading arrangements” (each as defined in in Item 408(c) of Regulation S-K).

Item 6. Exhibits

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference
			Form or Registration Number	Exhibit	Filing Date
3.01	Second Amended and Restated Articles of Incorporation of World Acceptance Corporation, as amended		S-8	3.1	07-29-03
3.02	Eighth Amended and Restated Bylaws of World Acceptance Corporation		10-Q	3.01	11-08-18
31.01	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	*
31.02	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial and Strategy Officer	*
32.01	Section 1350 Certification of Chief Executive Officer	*
32.02	Section 1350 Certification of Chief Financial and Strategy Officer	*
101.01	The following materials from the Company's Quarterly Report for the fiscal quarter ended December 31, 2025, formatted in Inline XBRL:	*
(i) Consolidated Balance Sheets as of December 31, 2025 and March 31, 2025;
(ii) Consolidated Statements of Operations for the three and nine months ended December 31, 2025 and December 31, 2024;
(iii) Consolidated Statements of Shareholders' Equity for the three and nine months ended December 31, 2025 and December 31, 2024;
(iv) Consolidated Statements of Cash Flows for the nine months ended December 31, 2025 and December 31, 2024; and
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

WORLD ACCEPTANCE CORPORATION

By: /s/ Scott McIntyre
Scott McIntyre
Senior Vice President of Accounting
Signing on behalf of the registrant and as principal accounting officer
Date:	February 9, 2026