Form 10-K
period 2026-03-31
WORLD ACCEPTANCE CORP
filed 2026-06-04
CIK 108385

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

__________________________________
Form 10-K
__________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: March 31, 2026

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

If an emerging growth company, indicate by check mark if registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.☒

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐  No ☒

The aggregate market value of voting stock held by non-affiliates of the registrant as of September 30, 2025, computed by reference to the closing sale price on such date, was $437,342,423. (For purposes of calculating this amount only, all directors and executive officers are treated as affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.) As of May 27, 2026, 4,640,323 shares of the registrant’s Common Stock, no par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant's definitive Proxy Statement pertaining to the 2026 Annual Meeting of Shareholders (“the Proxy Statement”) to be filed pursuant to Regulation 14A are incorporated herein by reference into Part III hereof.

WORLD ACCEPTANCE CORPORATION
FORM 10-K

GLOSSARY OF DEFINED TERMS

The following terms may be used throughout this report, including Consolidated Financial Statements and related notes.

Term	Definition
$16.35 Performance Shares	Performance shares associated with the $16.35 trailing 4-Quarter EPS target for September 30, 2018 through March 31, 2025
$20.45 Performance Shares	Performance shares associated with the $20.45 trailing 4-Quarter EPS target for September 30, 2018 through March 31, 2025
2008 Plan	World Acceptance Corporation 2008 Stock Option Plan
2011 Plan	World Acceptance Corporation 2011 Stock Option Plan
2017 Plan	World Acceptance Corporation 2017 Stock Incentive Plan
2025 Plan	World Acceptance Corporation 2025 Stock Incentive Plan
2018 Performance Share Measurement Period	The 6.5 year performance period that began on September 30, 2018 and ended on March 31, 2025 over which Performance Shares were eligible to vest, following certification by the Compensation Committee of achievement
2024 Performance Options	Performance options granted on December 18, 2024 under the 2017 Plan
2024 Performance Shares	Performance shares granted on December 18, 2024 under the 2017 Plan
2024 Performance Option Measurement Period	The 1 year performance period that began on January 01, 2025 and ended on December 31, 2025 over which Performance Options were eligible to vest, following certification by the Compensation Committee of achievement
2024 Performance Share Measurement Period	The 1 year performance period that began on January 01, 2025 and ended on December 31, 2025 over which Performance Shares were eligible to vest, following certification by the Compensation Committee of achievement
2025 Performance Shares	Performance shares granted on June 10, 2025 under the 2017 Plan
2025 Performance Share Measurement Period	The performance period beginning on July 01, 2025 and ending on March 31, 2027 over which Performance Shares are eligible to vest, following certification by the Compensation Committee of achievement
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
CECL	Current Expected Credit Loss
CEO	Chief Executive Officer
CFPB	U.S. Consumer Financial Protection Bureau
CODM	Chief Operating Decision Maker
Compensation Committee	Compensation and Stock Option Committee of World Acceptance Corporation
Customer Tenure	The number of months since a customer was first serviced by the Company
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act
EDGAR	Electronic Data Gathering, Analysis, and Retrieval
EPS	Earnings per share
ERISA	Employee Retirement Income Security Act
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
GAAP	U.S. generally accepted accounting principles
HTC	Historic Tax Credit
IRS	U.S. Internal Revenue Service
NIST CSF	National Institute of Standards and Technology Cybersecurity Framework
NB	New Borrower
Notes	$300 million in aggregate principal amount of 7.0% senior unsecured notes due 2026 issued on September 27, 2021
PCD	Purchased Assets with Credit Deterioration
Performance Options	Performance-based stock options

Performance Shares	Service- and performance-based restricted stock awards
Rehab Rate	Percentage of 91 days or more delinquent that do not charge off
Restricted Stock	Service-based restricted stock awards
ROU	Right-of-use
Sarbanes-Oxley Act	Sarbanes-Oxley Act of 2002
SEC	U.S. Securities and Exchange Commission
SERP	Supplemental Executive Retirement Plans
Service Options	Service-based stock options
SOFR	Secured Overnight Finance Rate
SPE	Wholly-owned, bankruptcy-remote, special purpose entity
TAL	Tax Advance Loan
Transition Tax	Tax amount associated with a one-time repatriation tax on deferred foreign income
VIE	Variable interest entity

Introduction

World Acceptance Corporation, a South Carolina corporation, operates a small-loan consumer finance (installment loan) business in sixteen states as of March 31, 2026. As used herein, the "Company,” “we,” “our,” “us,” or similar formulations include World Acceptance Corporation and each of its subsidiaries, except as the context otherwise requires. All references in this report to “fiscal 2027” are to the Company’s fiscal year ending March 31, 2027; all references in this report to "fiscal 2026" are to the Company's fiscal year ended March 31, 2026; all references to “fiscal 2025” are to the Company’s fiscal year ended March 31, 2025; all references to “fiscal 2024” are to the Company’s fiscal year ended March 31, 2024; all references to "fiscal 2023" are to the Company's fiscal year ended March 31, 2023; all references to "fiscal 2021" are to the Company's fiscal year ended March 31, 2021; all references to "fiscal 2019" are to the Company's fiscal year ended March 31, 2019; and all references to "fiscal 2018" are to the Company's fiscal year ended March 31, 2018.

PART I.

Item 1.	Description of Business

General. The Company, which has continuously operated since July 1962, is one of the nation's largest small-loan consumer finance companies, offering short-term small installment loans, medium-term larger installment loans, related credit insurance and ancillary products and services to individuals. The Company offers traditional installment loans generally between $400 and $5,300, with the average loan origination being $2,015 in fiscal 2026. The Company operates 1,009 branches in Alabama, Georgia, Idaho, Illinois, Indiana, Kentucky, Louisiana, Mississippi, Missouri, New Mexico, Oklahoma, South Carolina, Texas, Tennessee, Utah, and Wisconsin as of March 31, 2026. The Company generally serves individuals with limited access to other sources of consumer credit such as banks, credit unions, other consumer finance businesses and credit card lenders. The Company also offers income tax return preparation services to its loan customers and other individuals.

The traditional installment loan industry is a highly fragmented segment of the consumer lending industry. Installment loan finance companies generally make loans to individuals of less than $2,000 with maturities of less than 18 months. These companies approve loans on the basis of the personal creditworthiness of their customers and maintain close contact with borrowers to encourage the repayment or, when appropriate to meet the borrower’s needs, the refinancing of loans. By contrast, commercial banks, credit unions and some other consumer finance businesses typically make loans of more than $5,000 with maturities of greater than one year. Those financial institutions generally approve consumer loans on the security of qualifying personal property pledged as collateral or impose more stringent credit requirements than those of small-loan consumer finance companies. As a result of their higher credit standards and specific collateral requirements, commercial banks, credit unions and other consumer finance businesses typically charge lower interest rates and fees and experience lower delinquency and charge-off rates than small-loan consumer finance companies. Traditional installment loan companies generally charge higher interest rates and fees to compensate for the greater risk of delinquencies and charge-offs and increased loan administration and collection costs.

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

Branch Expansion and Consolidation. As of March 31, 2026, the Company had 1,009 branches in 16 states, with over 100 branches located in each of Texas and Georgia. During fiscal 2026, the Company did not have any acquisitions and merged 15 branches into other existing branches due to their inability to generate sufficient returns or for efficiency reasons. In fiscal 2027, the Company may open or acquire new branches in its existing market areas or commence operations in new states where it believes demographic profiles and state regulations are attractive. The Company may merge other branches on a case-by-case basis based on profitability or other factors. The Company's ability to continue existing operations and expand its operations in existing or new states is dependent upon, among other things, laws and regulations that permit the Company to operate its business profitably and its ability to obtain necessary regulatory approvals and licenses. There can be no assurance that such laws and regulations will not change in ways that adversely affect the Company or that the Company will be able to obtain any such approvals or consents. See Part 1, Item 1A, “Risk Factors” for a further discussion of risks to our business and plans for expansion.

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

Product Offerings

Installment Loans. We primarily offer pre-computed and interest bearing consumer installment loans with interest and fee income from such loans accounting for 82.9%, 82.4%, and 81.8% of our total revenues in fiscal years 2026, 2025, and 2024, respectively. Our loans are payable in fully-amortizing monthly installments with terms generally from 6 to 15 months and are prepayable at any time without penalty.

The following table sets forth information about our loan products for fiscal 2026:

	Minimum Origination (1)	Maximum Origination (1)	Minimum Term (Months)	Maximum Term (Months)
Small loans	$150	$2,450	3	30
Large loans	$2,500	$25,200	6	60
_______________________________________________________
(1) Gross loan net of finance charges.

Specific, allowable interest, fees, and other charges vary by state. The finance charge is a combination of origination or acquisition fees, account maintenance fees, monthly account handling fees, interest and other charges permitted by the relevant state laws. As of March 31, 2026, annual percentage rates applicable to our gross loans receivable as defined by the Truth in Lending Act were as follows:

	Amount	Percentage of total gross loans receivable
0 to 36%	$489,284,284	38.3%
Greater than 36%	789,704,039	61.7%
	$1,278,988,323	100.0%

The average annual percentage rate of our portfolio was 51.4% as of March 31, 2026.

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

The Company has a wholly-owned, captive insurance subsidiary that reinsures a portion of the credit insurance sold in connection with loans made by the Company. Certain coverages currently sold by the Company on behalf of the unaffiliated insurance carrier are ceded by the carrier to the captive insurance subsidiary, providing the Company with an additional source of income derived from the earned reinsurance premiums. In fiscal 2026, the captive insurance subsidiary reinsured approximately 9.0% of the credit insurance sold by the Company and contributed approximately $2.0 million to the Company's total revenue.

The table below shows the types of insurance and ancillary products the Company sells by state as of March 31, 2026:

	Credit Life	Credit Accident and Health	Credit Property and Auto	Unemployment	Accidental Death & Dismemberment	Non-file	Automobile Club Membership
Alabama (1)	X	X	X	X			X
Georgia	X	X	X		X	X	X
Idaho (1)	X	X	X	X			X
Illinois
Indiana	X	X	X	X		X	X
Kentucky	X	X	X	X		X	X
Louisiana	X	X	X		X	X	X
Mississippi	X	X	X				X
Missouri							X
New Mexico
Oklahoma (1)	X	X	X	X			X
South Carolina	X	X	X	X		X	X
Tennessee (1)	X	X	X	X			X
Texas (1)	X	X	X	X		X	X
Utah (1)	X	X	X	X	X		X
Wisconsin							X
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

Automobile Club Memberships. The Company also offers automobile club memberships as an agent for an unaffiliated automobile club to its borrowers in Alabama, Georgia, Idaho, Indiana, Kentucky, Louisiana, Mississippi, Missouri, Oklahoma, Tennessee, Texas, South Carolina, Utah and Wisconsin. Club memberships entitle members to automobile breakdown coverage, towing reimbursement and related services. The Company is paid a commission on each membership sold, but has no responsibility for administering the club, paying benefits or providing services to club members. The Company primarily sells automobile club memberships to borrowers.

Tax Preparation Services and Advances. The Company also offers income tax return preparation and electronic filing services. This program is provided in all but a few of the Company’s branches. The Company prepared approximately 91,000, 82,000 and 83,000 returns in fiscal years 2026, 2025, and 2024, respectively. Net revenue generated by the Company from this program during fiscal 2026, 2025, and 2024 amounted to approximately $40.4 million, $36.5 million, and $29.1 million, respectively. In addition, our tax customers are eligible to receive an interest and fee-free tax advance loan, which is generally a percentage of the anticipated tax refund amount. Additionally, the Company's Refund Assurance Plan ("RAP") provides enrolled customers with (a) audit representation before the IRS and (b) reimbursement of verified tax preparation errors up to $5,000 for a three-year coverage period beginning at the IRS acceptance date for each return and ending on April 15 three years after the applicable filing deadline. The Company believes that tax preparation services are a beneficial service for its existing customer base as well as non-loan customers, and it plans to continue to promote this program.

The following table sets forth information about our tax advance loan product for fiscal 2026:

	Minimum Origination	Maximum Origination	Minimum Term (Months)	Maximum Term (Months)
Tax advance loans	$500	$7,000	8	35

Loan Receivables. The following table sets forth the composition of the Company's gross loans receivable by state at March 31 of each year from 2017 through 2026:

	At March 31,
State	2026	2025	2024	2023	2022	2021	2020	2019	2018	2017
Alabama	6%	6%	6%	6%	6%	7%	6%	5%	5%	5%
Georgia	12	12	12	12	13	13	13	13	13	14
Idaho (1)	1	1	1	1	1	1	1	1	1	—
Illinois	10	10	10	10	10	10	8	8	7	7
Indiana	2	2	2	3	2	3	2	2	2	2
Kentucky	7	6	6	6	6	6	7	8	8	9
Louisiana	4	4	4	4	4	3	3	3	3	2
Mississippi	2	2	2	2	2	2	2	1	1	1
Missouri	6	7	7	7	7	7	8	8	7	7
New Mexico	6	6	5	5	4	2	2	2	2	2
Oklahoma	5	5	6	6	6	6	6	6	7	7
South Carolina	8	8	8	7	8	8	10	10	9	10
Tennessee	8	8	8	9	9	10	11	11	12	13
Texas	21	21	21	20	20	20	19	19	21	19
Utah (2)	1	1	1	1	1	1	1	1	—	—
Wisconsin	1	1	1	1	1	1	1	2	2	2
Total	100%	100%	100%	100%	100%	100%	100%	100%	100%	100%
_______________________________________________________
(1) The Company commenced operations in Idaho in October 2014.
(2) The Company commenced operations in Utah in October 2018.

The following table sets forth the total number of loans, the average gross loan balance, and the gross loan balance by state at March 31, 2026:

	Total Number of Loans	Average Gross Loan Balance	Gross Loan Balance (thousands)
Alabama	46,866	$1,595	$74,770
Georgia	92,108	1,665	153,343
Idaho	5,817	1,645	9,571
Illinois	50,142	2,569	128,833
Indiana	22,133	1,387	30,705
Kentucky	46,947	1,841	86,445
Louisiana	30,947	1,834	56,754
Mississippi	22,563	1,338	30,183
Missouri	31,606	2,526	79,849
New Mexico	37,193	2,116	78,710
Oklahoma	36,702	1,873	68,750
South Carolina	49,346	1,957	96,557
Tennessee	53,136	1,873	99,544
Texas	175,114	1,544	270,454
Utah	3,611	1,758	6,349
Wisconsin	5,744	1,423	8,171
Total	709,975	$1,801	$1,278,988

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

Operations

Lending Operations. The Company seeks to provide short-term consumer installment loans to the segment of the population that has limited access to other sources of credit. In evaluating the creditworthiness of potential customers, the Company primarily examines the individual's discretionary income, length of current employment and/or sources of income, duration of residence, and prior credit experience. Loans are made to individuals on the basis of their discretionary income and other factors and are limited to amounts we believe that customers can reasonably be expected to repay from that income given our assessment of their stability and ability and willingness to pay. The Company also generates a proprietary credit score in assisting loan decisions to potential new customers that evaluates key attributes such as payment history, outstanding debt, length of credit history, number of credit inquiries as well as credit mix. All loan applicants are required to complete standardized credit applications online, in person, or by telephone. Each of the Company's local branches is equipped to perform rapid background, employment, and credit bureau checks and approve loan applications promptly. The Company's employees verify the applicant's sources of income and credit history. Substantially all new customers are required to submit a listing of personal property that will serve as collateral to secure the loan, but the Company does not rely on the value of such collateral in the loan approval process and generally does not perfect its security interest in that collateral. Accordingly, if the customer were to default in the repayment of the loan, the Company may not be able to recover the outstanding loan balance by resorting to the sale of collateral.

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

A refinancing represents a new loan transaction with a present customer in which a portion of the new loan proceeds is used to repay the balance of an existing loan and the remaining portion is advanced to the customer. In many cases, the existing customer’s past performance and established creditworthiness with the Company qualifies that customer for a larger loan. For fiscal 2026, 2025, and 2024, the percentages of the Company's loan originations that were refinancings of existing loans were 65.8%, 65.7%, and 67.3%, respectively.

The Company allows refinancing of delinquent loans on a case-by-case basis for those customers who otherwise satisfy the Company's credit standards. Each such refinancing is carefully examined before approval in an effort to avoid increasing credit risk. A delinquent loan generally may be refinanced only if the customer has made payments that, together with any credits of insurance premiums or other charges to which the customer is entitled in connection with the refinancing, reduce the balance due on the loan to an amount equal to or less than the original cash advance made in connection with the loan. The Company does not allow the amount of the new loan to exceed the original amount of the delinquent loan. The Company believes that refinancing delinquent loans for certain customers who have made periodic payments allows the Company to increase its average loans outstanding and its interest, fees and other income without experiencing a significant increase in loan losses. These refinancings also provide a resolution to temporary financial setbacks for these borrowers and sustain their credit rating. Refinancings of delinquent loans represented 1.2%, 1.0%, and 1.3% of the Company’s loan volume in fiscal 2026, 2025, and 2024, respectively.

Approximately 16.9%, 17.7%, and 18.8% of the Company's loans were generated through the origination of new loans to previous customers in fiscal 2026, 2025, and 2024, respectively.

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

Advertising. The Company actively advertises through direct mail, digital platforms, email and SMS/text, targeting both its present and former customers and potential customers who have used other sources of consumer credit. In addition to the general promotion of its loans for last-minute needs, back-to-school needs and other uses, the Company advertises extensively during the October through December holiday season and in connection with new branch openings. The Company believes its advertising contributes to its ability to compete effectively with other providers of small-loan consumer credit. Advertising expenses as a percent of revenue were approximately 1.8%, 1.8%, and 1.7% in fiscal 2026, 2025, and 2024, respectively.

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

We value feedback from our employees and participate in an annual engagement survey that resulted in being named by Energage as a Top Workplaces USA winner from 2021 to 2025.

During fiscal 2026, our human capital efforts were focused on accelerating the transformation of our technology for workforce management through investments in upgraded systems and processes, and continuing to increase our agility to meet the quickly changing needs of the business. The Company maintains strong relations with its employees and seeks to hire people who will become long-term employees, and, as a result, the vast majority of our field leadership has been promoted from within.

As of March 31, 2026, we employed 2,907 full and part-time employees, 260 of whom were corporate employees based out of our main corporate office in Greenville, South Carolina and the remaining of whom were branch-based employees located in 16 states throughout the United States. None of our employees belong to a union or are party to any collective bargaining or similar agreement.

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

Total Rewards. We provide a comprehensive suite of benefits designed to help employees and their families stay healthy, meet their financial goals, protect their income and help them balance their work and personal lives. We provide competitive pay, as well as a wide array of benefits including the following:

•Healthcare benefits, including medical, dental and vision, voluntary life insurance, and flexible spending accounts;
•A 401(k) Plan (with an employer matching contribution);
•Company-paid basic life insurance and long-term and short-term disability;
•Vacation, sick and holiday paid-time off, as well as volunteer paid time off and paid parental leave;
•Time off donation program for employees experiencing medical emergencies;
•Financial assistance program for employees impacted by natural disasters;
•Dependent Scholarship Program; and
•Education Assistance Program.

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

Although the Dodd-Frank Act prohibits the CFPB from setting interest rates on consumer loans, efforts to create a federal usury cap, applicable to all consumer credit transactions and substantially below rates at which the Company could continue to operate profitably, are still ongoing. Any federal legislative or regulatory action that severely restricts or prohibits the provision of small-loan consumer credit, similar services and related products on terms substantially similar to those we currently provide would, if enacted, have a material, adverse impact on our business, prospects, results of operations and financial condition. Any federal law that would impose a national 36% or similar annualized credit rate cap on our services would, if enacted, almost certainly eliminate our ability to continue our current operations. See Part I, Item 1A, “Risk Factors” - "Adverse federal legislative or regulatory changes, or noncompliance with existing or future laws, could result in enforcement actions or require the Company to modify, suspend, or cease part or all of its operations," for further information regarding the potential impact of adverse legislative and regulatory changes.

Although the CFPB is a principal federal regulator of consumer lending, the Federal Trade Commission (FTC) also retains certain authority over the Company’s lending activities. In particular, the FTC’s authority covers for-profit entities such as creditors and debt collectors. The FTC also has law enforcement and, in some cases, regulatory powers under the Truth in Lending Act, the Home Ownership and Equity Protection Act, the Fair Debt Collection Practices Act, the Fair Credit Reporting Act, the Equal Credit Opportunity Act, the Electronic Funds Transfer Act, and the privacy provisions of the Gramm-Leach-Bliley Act. In addition, the FTC may scrutinize advertising, marketing, servicing, collections, and ancillary product practices under Section 5 of the FTC Act, and it may also enforce certain other consumer protection requirements applicable to nonbank lenders. Accordingly, the Company’s lending operations remain subject not only to state lending laws and CFPB oversight, but also to potential FTC enforcement risk.

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

In addition, our profitability may be directly affected by the level of, and fluctuations in, interest rates, whether caused by changes in economic conditions or other factors that affect our borrowing costs. Changes in monetary policy, including changes in interest rates, could influence the amount of interest we pay on our revolving credit facility or any other floating interest rate obligations we may incur. Our profitability and liquidity could be materially adversely affected during any period of higher interest rates. See Part II, Item 7A, “Quantitative and Qualitative Disclosure About Market Risk” for additional information regarding our interest rate risk.

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

Any material adverse change in the ability or willingness of a significant portion of our borrowers to meet their obligations to us, whether due to changes in economic conditions, unemployment rates, the cost of consumer goods (particularly, but not limited to, food and energy costs) and inflationary pressures, disposable income, interest rates, health crises, natural disasters, acts of war or terrorism, political or social conditions, divorce, death, or other causes over which we have no control, would have a material adverse impact on our earnings and financial condition. Additionally, delinquency and default experience on our loans are likely to be more sensitive to changes in the economic climate in the areas in which our borrowers reside. Although new customers are required to submit a listing of personal property that will serve as collateral to secure their loans, the Company does not rely on the value of such collateral in the loan approval process and generally does not perfect its security interest in that collateral. Additionally, increases in the size of the loans we offer and average loan size could increase the chance a borrower does not meet their obligations to us and could further increase our credit risk. Additional information regarding our credit risk is included in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation-Allowance for Credit Losses.”

The Company's insurance operations face risks related to claims volatility, catastrophic events, underwriting performance, and reliance on a primary distribution channel.

Insurance claims and policyholder liabilities are difficult to predict and may exceed the related reserves set aside for claims (losses) and associated expenses for claims adjudication (loss adjustment expenses). Additionally, events such as cybersecurity attacks and breaches and other types of catastrophes and prolonged economic downturns, could adversely affect our financial condition and results of operations. Other risks relating to our insurance operations include changes to laws and regulations applicable to us, as well as changes to the regulatory environment, such as changes to laws or regulations affecting capital and reserve requirements; frequency and type of regulatory monitoring and reporting; restrictions on sales process, consumer privacy, use of customer data and data security; benefits or loss ratio requirements; insurance producer licensing or appointment requirements; required disclosures to consumers; and collateral protection insurance (i.e., insurance some of our lender companies purchase, at the customer’s expense, on that customer’s loan collateral for the periods of time the customer fails to adequately, as required by his loan, insure his collateral).

If actual credit losses exceed projected estimates, the Company may be required to increase the provision, negatively impacting earnings and financial results.

To estimate the appropriate level of allowance for credit losses, we consider known and relevant internal and external factors that affect loan collectability, including the total amount of loan receivables outstanding, historical loan receivable charge-offs, our current collection patterns, and economic trends. Our methodology for establishing our allowance for credit losses is based on the guidance in ASC 326, and, in part, our historic loss experience. If customer behavior changes as a result of economic, political, social, or other conditions, or if we are unable to predict how these conditions may affect our allowance for credit losses, our allowance for credit losses may be inadequate. Our allowance for credit losses is an estimate, and if actual credit losses are materially greater than our allowance for credit losses, our provision for credit losses would increase, which would result in a decline in our future earnings, and thus our results of operations could be adversely affected. Neither state regulators nor federal regulators regulate our allowance for credit losses. Additional information regarding our allowance for credit losses is included in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Allowance for Credit Losses.”

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

Adverse economic conditions—such as inflation, unemployment, interest rate volatility, or reduced consumer spending—may impair the Company's ability to execute business strategy and could materially impact its financial position, operating results, and cash flows.

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

The Company's ability to achieve growth objectives may be hindered by external factors such as regulatory changes, economic shifts, competitive pressure, or operational constraints beyond its control.

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

A decline in demand for products, combined with failure to adapt offerings or strategy, could negatively impact the business and the Company's operating results.

The demand for the products we offer may be reduced due to a variety of factors, such as demographic patterns, changes in customer preferences or financial condition, regulatory restrictions that decrease customer access to particular products, or the availability of competing products, including through alternative or competing marketing channels. For example, we are highly dependent upon selecting and maintaining attractive branch locations. These locations are subject to local market conditions, including the employment available in the area, housing costs, traffic patterns, crime, and other demographic influences, any of which may quickly change, thereby negatively impacting demand for our products in the area. Should we fail to adapt to significant changes in our customers’ demand for, or access to, our products, our revenues could decrease significantly and our operations could be harmed. Even if we do make changes to existing products or introduce new products and channels to fulfill customer demand, customers may resist or may reject such products. Moreover, the effect of any product change on the results of our business may not be fully ascertainable until the change has been in effect for some time, and by that time, it may be too late to make further modifications to such product without causing further harm to our business, results of operations, and financial condition.

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

Despite the measures we implement to protect our systems and data, we may not be able to anticipate, identify, prevent or detect cyber-attacks, ransomware, computer viruses or other security breaches, particularly because the techniques used by attackers change frequently and often are not immediately detected, and because cyber-attacks can originate from a wide variety of sources, including third parties who are or may be involved in organized crime or linked to terrorist organizations or hostile foreign governments. Such third parties may seek to gain unauthorized access to our systems directly, by fraudulently inducing employees, customers, or other users of our systems, or by using equipment or security passwords belonging to employees, customers, third-party service providers, or other users of our systems. Or, they may seek to disrupt or disable our services through attacks such as denial-of-service attacks and ransomware attacks. In addition, while we have a third-party risk management process for service providers, suppliers, and vendors, we cannot guarantee that their security controls and other protective measures will be successful in preventing an attack on their systems, which could negatively impact our operations or data. We may be unable to identify, or may be significantly delayed in identifying, cyber-attacks and incidents due to the increasing use of techniques and tools that are designed to circumvent controls, to avoid detection, and to remove or obfuscate forensic artifacts. Artificial intelligence ("AI") tools may increase threat actors' ability to detect or exploit vulnerabilities, to develop ransomware or other malware, to launch cyberattacks, or to otherwise seek to attack systems, data, software, or code relied on by us or our service providers. The increasing sophistication of AI poses a greater risk of cyber-attacks, such as through identity fraud (such as via "deepfakes"), phishing, and/or social engineering, as malicious actors may exploit AI to create convincing false identities or manipulate internal controls and/or verification processes, or to develop novel or more sophisticated attacks on a more accelerated or larger-scale basis. As a result, our computer systems, software and networks, as well as those of third-party vendors we utilize, may be vulnerable to unauthorized access, computer viruses, malicious attacks and other events that could have a security impact beyond our control. Our staff, technologies, systems, networks, and those of third-parties we utilize also may become the target of cyber-attacks, unauthorized access, malicious code, computer viruses, denial of service attacks, ransomware, and physical attacks that could result in information security breaches, the unauthorized release, gathering, monitoring, misuse, loss or destruction of our or our customers’ confidential, proprietary and other information, or otherwise disrupt our or our vendors’ operations. We also routinely transmit and receive personal, confidential and proprietary information through third parties, which may be vulnerable to interception, misuse, or mishandling.

Digital-first customer business models, which we may have to rely on to compete or provide customer service, may increase the risk of cybersecurity incidents. Customers may use their own devices to utilize our services, apply for loans, make payments, or the like, and not all customers may have appropriate controls in place to protect their devices and information exchanged between them and us.

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

The development, use, or failure to adopt AI and other emerging technologies may adversely affect our business and expose us to legal, regulatory, and reputational risks.

The use, adoption, or governance of AI or other emerging technologies, whether in Company-developed tools, third-party vendor solutions, or by malicious actors targeting the Company, could result in inaccurate or biased outputs, unauthorized data exposure, regulatory noncompliance, intellectual property loss, or new attack vectors (including AI-enhanced phishing, deepfake social engineering, and prompt injection) that may adversely impact operations, customer relationships, and financial results.

Even if using AI is necessary to compete in our industry, its use may introduce us to novel or intensified legal, regulatory, ethical, operational, reputational, or other risks. AI models employed by us or our providers might be flawed due to improper design, implementation, or training, based on data or algorithms that are incomplete, inadequate, misleading, biased, or of poor quality. These flaws may not be easily identifiable. If AI we utilize is deficient, inaccurate, or controversial, we could experience operational inefficiencies, competitive disadvantages, legal and regulatory challenges, brand or reputational damage, or other negative impacts on our business and financial performance. Additionally, there is no certainty that our use of AI will successfully enhance our business operations or achieve our intended outcomes, and our competitors may adopt AI more swiftly or effectively than we do. Similarly, our business may become reliant on AI technologies or models, and in the future these technologies or models may not remain available, or become unavailable at the capacity or pricing we require to operate our business.

Evolving data privacy or AI laws may increase compliance and technology costs, potentially impacting financial results and operational efficiency.

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

Similarly, AI usage is subject to a range of existing laws and regulations, including those related to fair lending, consumer protection, intellectual property, cybersecurity, data privacy, and equal opportunity. AI is also expected to be governed by new laws and regulations, or new applications of existing laws and regulations. AI is under ongoing scrutiny by various governmental and regulatory bodies, and changes in laws and regulations governing AI may adversely affect our ability to utilize AI. It is anticipated that AI will be subject to new laws and regulations or novel interpretations of existing ones. Various governmental and regulatory bodies are continuously reviewing AI, and any changes in the legal landscape could impact our ability to leverage AI effectively. We may find it challenging to predict and adapt to these rapidly evolving legal requirements.

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

Catastrophic events affecting off-site data centers, centralized IT functions, or critical third-party cloud infrastructure could disrupt operations and materially impact business continuity and financial performance.

Our information systems, and administrative and management processes could be disrupted if a catastrophic event, such as severe weather, natural disaster, power outage, act of war or terror or similar event, destroyed or severely damaged our infrastructure. Similarly, catastrophic events affecting infrastructure elsewhere in the world may shift load to infrastructure we use, and thus indirectly but adversely impact our business continuity or performance. Any such catastrophic event or other unexpected disruption of our headquarters' functions or off-site data centers could have a material adverse effect on our business, results of operations, and financial condition.

A small number of shareholders may exert significant influence over matters requiring shareholder approval, and such shareholders may have interests that conflict with the interests of other investors.

As of March 31, 2026, based on filings made with the SEC and other information made available to us, Prescott General Partners, LLC and its affiliates beneficially owned approximately 46.3% of our common stock. As a result, these shareholders are able to significantly influence matters presented to shareholders, including the election and removal of directors, the approval of significant corporate transactions, such as any reclassification, reorganization, merger, consolidation or sale of all or substantially all of our assets, and the control of our management and affairs, including executive compensation arrangements. Their interests may conflict with the interests of our other security holders.

Challenges in identifying, executing, or integrating acquisitions may lead to financial losses, operational disruption, or increased credit risk, adversely impacting results of operations.

We have previously acquired, and in the future may acquire, assets or businesses, including large portfolios of loans receivable, either through the direct purchase of such assets or the purchase of the equity of a company with such a portfolio. Since we will not have originated or serviced the loans we acquire, we may not be aware of legal or other deficiencies related to origination or servicing, and our due diligence efforts of the acquisition prior to purchase may not uncover those deficiencies. Further, we may have limited recourse against the seller of the portfolio.

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

Risks Related to our Indebtedness

We depend to a substantial extent on borrowings under our revolving credit agreement and warehouse facility to fund our liquidity needs.

Our revolving credit agreement allows us to borrow up to $640.0 million, with an accordion feature permitting the maximum aggregate commitments to increase to $790.0 million provided that certain conditions are met. The maturity date of the revolving credit agreement is July 22, 2028. Pursuant to the terms of our revolving credit agreement, we are required to comply with a number of covenants and conditions, including a minimum borrowing base calculation. Our warehouse facility allows us to borrow up to $175.0 million. The maturity date of the warehouse facility is September 29, 2027. If our existing sources of liquidity become insufficient to satisfy our financial needs or our access to these sources becomes unexpectedly restricted, we may need to try to raise additional capital in the future. If such an event were to occur, we can give no assurance that such alternate sources of liquidity would be available to us at all or on favorable terms. Additional information regarding our liquidity risk is included in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources.”
Taking on additional debt or liabilities may heighten financial risk, reduce flexibility, and increase pressure on the ability to meet repayment terms or maintain favorable lending conditions.

We may incur a substantial amount of debt in the future. As of March 31, 2026, the Company's debt outstanding was $587.2 million and our total debt-to-equity ratio was approximately 1.7 to 1.0. The amount of debt we may incur in the future could have important consequences, including the following:

•our ability to obtain additional financing for working capital, debt refinancing, share repurchases or other purposes could be impaired;
•a substantial portion of our cash flows from operations will be dedicated to paying principal and interest on our debt, reducing funds available for other purposes;
•we may be vulnerable to interest rate increases, as borrowings under our revolving credit agreement and warehouse facility bear interest at variable rates, as may any future debt that we incur;
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

In addition, meeting our anticipated liquidity requirements is contingent upon our continued compliance with our revolving credit agreement and warehouse facility. An acceleration of our debt would have a material adverse effect on our liquidity and our ability to continue as a going concern. If our debt obligations increase, whether due to the increased cost of existing indebtedness or the incurrence of additional indebtedness, the consequences described above could be magnified.

Although the terms of our revolving credit agreement and warehouse facility contain restrictions on our ability to incur additional debt, as well as any future debt that we incur, these restrictions are subject, or likely to be subject, in the case of any future debt, to exceptions that could permit us to incur a substantial amount of additional debt. In addition, our existing and future debt agreements will not prevent us from incurring certain liabilities that do not constitute indebtedness as defined for purposes of those debt agreements. If new debt or other liabilities are added to our current debt levels, the risks associated with our having substantial debt could intensify. As of March 31, 2026, we had $90.1 million available for borrowing under our revolving credit agreement and $31.7 million available for borrowing under our warehouse facility, subject to borrowing base limitations and other specified terms and conditions.

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

Our revolving credit agreement and warehouse facility contain covenants that restrict our ability to, among other things:

•incur and guarantee debt;
•pay dividends or make other distributions on or redeem or repurchase our stock;
•make investments or acquisitions;
•create liens on our assets;
•sell assets;
•merge with or into other companies;
•enter into transactions with shareholders and other affiliates; and
•make capital expenditures.

Our revolving credit agreement also imposes requirements that we maintain specified financial measures not in excess of, or not below, specified levels. In particular, our revolving credit agreement requires, among other things, that we maintain (i) at all times a specified minimum consolidated net worth, (ii) as of the end of each fiscal quarter, a minimum ratio of consolidated net income available for fixed charges for the period of four consecutive fiscal quarters most recently ended to consolidated fixed charges for that period of not less than a specified minimum, (iii) at all times a specified maximum ratio of total debt on a consolidated basis to consolidated adjusted net worth and (iv) at all times a specified maximum asset quality indicator.

Additionally, our warehouse credit agreement requires, among other things, that we maintain (i) a specified minimum tangible net worth, (ii) a specified maximum ratio of debt to tangible net worth as of the end of each fiscal quarter, (iii) a specified minimum liquidity amount, and (iv) a specified minimum of unrestricted cash and cash equivalents.

These covenants limit the manner in which we can conduct our business and could prevent us from engaging in favorable business activities or financing future operations and capital needs and impair our ability to successfully execute our strategy and operate our business.

A breach of any of the covenants in our revolving credit agreements would result in an event of default thereunder. Any event of default would permit the creditors to accelerate the related debt, which could also result in the acceleration of any other or future debt containing a cross-acceleration or cross-default provision. In addition, an event of default under our revolving credit agreements would permit the lenders thereunder to terminate all commitments to extend further credit. Furthermore, if we were unable to repay the amounts due and payable under the revolving credit agreements or any other secured debt we may incur, the lenders thereunder could cause the collateral agent to proceed against the collateral securing that debt. In the event our creditors accelerate the repayment of our debt, there can be no assurance that we would have sufficient assets to repay that debt, and our financial condition, liquidity and results of operations would suffer. Additional information regarding our revolving credit facility and warehouse facility are included in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources.”

Adverse conditions in U.S. or international capital markets may affect lending partners, increase funding costs, and reduce available liquidity, negatively impacting the Company’s financial position and operating results.

Turbulence in the global or domestic capital markets or other macro-economic factors can result in disruptions in the financial sector, including bank failures, and can affect lenders with which we have relationships, including members of the syndicate of banks that are lenders under our revolving credit agreement. Disruptions in the financial sector may increase our exposure to credit risk and adversely affect the ability of lenders to perform under the terms of their lending arrangements with us. Failure by our lenders to perform under the terms of our lending arrangements could cause us to incur additional costs that may adversely affect our liquidity, financial condition, and results of operations. There can be no assurance that future disruptions in the financial sector will not occur, which could have adverse effects on our business. Additional information regarding our liquidity and related risks is included in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources.”

Risks Related to Legal Proceedings and Regulation

Adverse federal legislative or regulatory changes, or noncompliance with existing or future laws, could result in enforcement actions or require the Company to modify, suspend, or cease part or all of its operations.

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
The decentralized nature of origination and servicing, including reliance on third parties, may increase the risk of inconsistent practices, reduced oversight, and misconduct, which could result in monetary loss, legal liability, regulatory scrutiny, or reputational harm.

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

As part of our business, we sell loans that are charged off. If we do not appropriately assess a debt buyer’s collection practices for compliance with laws and regulations, there is risk potential. Failure to appropriately select and manage debt buyers can lead to additional regulatory scrutiny, penalties and potentially limit our collection practices on certain debts. In addition, if we do not maintain and provide sufficient documentation of the loans sold, debt buyers may pursue collection without complete and accurate information, subjecting us to potential fines by regulators as well as repurchase risk from debt buyers.

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

We have experienced significant management transitions in the past six months, including the resignation of our former President and Chief Executive Officer, appointment of an interim President and Chief Executive Officer, retirement of our Executive Vice President and Chief Branch Operations Officer and appointment of a new Executive Vice President and Chief Operating Officer. There may be additional resignations and appointments in our senior management team in the future. Executive leadership transitions can be inherently difficult to manage and may cause disruption to our business. In addition, management transition inherently causes some loss of institutional knowledge, which can negatively affect strategy and execution, and our results of operations and financial condition could be negatively impacted as a result. The loss of services of one or more other members of senior management, or the inability to attract qualified permanent replacements, could have a material adverse effect on our business. If we fail to successfully attract and appoint permanent replacements with the appropriate expertise, we could experience increased employee turnover and harm to our business, results of operations, cash flow and financial condition. The search for permanent replacements could also result in significant recruiting and relocation costs.

The departure or replacement of key personnel, and challenges in attracting or retaining high-performing employees—may disrupt operations and negatively affect the Company’s business and financial results.

Our future success significantly depends on the continued service and performance of our key management personnel. We have recently experienced significant changes in our executive leadership. Effective April 13, 2026, R. Chad Prashad resigned as our President and Chief Executive Officer and as a director, and the Board appointed Janet L. Matricciani as Interim President and Chief Executive Officer while it searches for a permanent successor. Effective February 17, 2026, J. Tobin Turner was appointed Executive Vice President and Chief Operating Officer, succeeding D. Clinton Dyer, who retired on March 31, 2026.

Leadership transitions of this nature may disrupt our business by diverting management attention, creating uncertainty among employees, customers, lenders, and other stakeholders, and impeding execution of our strategy. Operating under an interim Chief Executive Officer may heighten these risks. We have incurred, and expect to continue to incur, costs in connection with these transitions, including severance and accelerated equity vesting payable to our former Chief Executive Officer and costs associated with the search for a permanent successor.

Competition for skilled employees is intense. Our operating results could be adversely affected by higher turnover or increased compensation costs. We depend on our ability to retain key management, operational, compliance, finance, and administrative personnel, and to attract and motivate employees who will fit our culture of compliance and customer service. If we are unable to manage our recent leadership transitions effectively, retain other members of our senior management team, identify and successfully integrate a permanent Chief Executive Officer on a timely basis, or attract and retain other skilled employees at a reasonable cost, our business, financial condition, and results of operations may be materially and adversely affected.

Changes in tax laws or regulations, or adverse interpretations or rulings by tax authorities, may increase the Company’s tax burden or negatively impact financial condition and operating results.

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

We are required to maintain disclosure controls and procedures and internal control over financial reporting. Section 404(a) of the Sarbanes Oxley Act requires us to include in our annual reports on Form 10-K an assessment by management of the effectiveness of our internal control over financial reporting. Section 404(b) of the Sarbanes Oxley Act requires us to engage our independent registered public accounting firm to attest to the effectiveness of our internal control over financial reporting. We expect to incur significant expenses and to devote resources to Section 404 compliance on an ongoing basis. It is difficult for us to predict how long it will take or how costly it will be to complete the assessment of the effectiveness of our internal control over financial reporting for each year and to remediate any deficiencies in our internal control over financial reporting.

If we identify a material weakness in our controls and procedures, our ability to record, process, summarize, and report financial information accurately and within the time periods specified in the rules and forms of the SEC could be adversely affected. In addition, remediation of a material weakness would require our management to devote significant time and incur significant expense. A material weakness is a deficiency, or a combination of deficiencies, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. If we are unable to maintain effective controls and procedures, we could lose investor confidence in the accuracy and completeness of our financial reports, and we may be subject to investigation or sanctions by the SEC. Any such consequence or other negative effect could adversely affect our operations, financial condition, and the trading price of our common stock.

Frequent turnover among branch managers and staff may disrupt operations, increase staffing costs, and negatively impact customer experience, regulatory compliance, and the Company’s overall financial performance.

The annual turnover as of March 31, 2026 among our branch employees was approximately 51.0%. This turnover increases our cost of operations and makes it more difficult to operate our branches. If we are unable to keep our employee turnover rates consistent with historical levels or if unanticipated problems arise from our high employee turnover, our business, results of operations, and financial condition could be adversely affected.

The absence of dividend payments may decrease the Company’s attractiveness to income-focused investors and impact shareholder sentiment.

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

The Company’s common stock price has been and is likely to continue to be subject to significant volatility. Securities markets worldwide experience significant price and volume fluctuations. This market volatility, as well as general economic, market, or political conditions or the geopolitical environment, including the ongoing conflict in Iran and the Russia-Ukraine War, could reduce the market price of shares of our common stock in spite of our operating performance. Additionally, a variety of factors could cause the price of the common stock to fluctuate, perhaps substantially, including, general market fluctuations resulting from factors not directly related to the Company’s operations or the inherent value of its common stock; state or federal legislative or regulatory proposals, initiatives, actions or changes that are, or are perceived to be, adverse to our operations or the broader consumer finance industry in general; announcements of developments related to our business; fluctuations in our operating results and the provision for credit losses; low trading volume in our common stock; decreased availability of our common stock resulting from stock repurchases and concentrations of ownership by large or institutional investors; general conditions in the financial service industry; developments in domestic or international tariffs or trade agreements, disruption to the domestic financial services industry, the domestic or global economy, including inflationary pressures, or the domestic or global credit or capital markets; changes in financial estimates by securities analysts; our failure to meet the expectations of securities analysts or investors; negative commentary regarding our Company and corresponding short-selling market behavior; adverse developments in our relationships with our customers; investigations or legal proceedings brought against the Company or its officers; or significant changes in our senior management team.

Changes in accounting rules, regulations, or interpretations may materially affect the Company’s reported financial results and disclosures.

New accounting rules or regulations, changes to existing accounting rules or regulations, and changing interpretations of existing rules and regulations have been issued or occurred and may continue to be issued or occur in the future. Our methodology for valuing our loans receivable and otherwise accounting for our business is subject to change depending upon the changes in, and interpretation of, accounting rules, regulations, or interpretations. Any such changes to accounting rules, regulations, or interpretations could negatively affect our reported results of operations and could negatively affect our financial condition through increased cost of compliance.

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

We are required to use certain assumptions and estimates in preparing our financial statements under GAAP, including determining allowances for credit losses, the fair value of financial instruments, asset impairment, reserves related to litigation and other legal matters, the fair value of share-based compensation, valuation of income and other taxes, and regulatory exposures. In addition, significant assumptions and estimates are involved in determining certain disclosures required under GAAP, including those involving the fair value of our financial instruments. If the assumptions or estimates underlying our financial statements are incorrect, the actual amounts realized on transactions and balances subject to those estimates will be different, and this could have a material adverse effect on our results of operations and financial condition.
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

Except in certain circumstances, we are not restricted from issuing additional shares of common stock, including any securities that are convertible into or exchangeable for, or that represent the right to receive, common stock. The market price of shares of our common stock could decline as a result of sales of a large number of shares of common stock in the market or the perception that such sales could occur. We intend to continue to evaluate acquisition opportunities and may issue shares of common stock in connection with these acquisitions. Any shares of common stock issued in connection with acquisitions, the exercise of outstanding stock options, or otherwise, would dilute the percentage ownership held by our existing shareholders.

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

We are not aware of any cybersecurity incidents that have materially affected or are reasonably likely to materially affect our Company, including its business strategies, results of operations or financial condition. We face risks from cybersecurity threats that, if realized, may materially affect our business strategy, results of operations or financial condition. Despite our efforts, we cannot provide full assurance that our cybersecurity risk management processes will be fully implemented, complied with or effective in preventing or mitigating future cybersecurity risks. Refer to Item 1A, "Risk Factors,” in this annual report on Form 10-K for additional discussion about cybersecurity-related risks.

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

The cybersecurity team is led by the Vice President of Information Security and the Senior Vice President of IT. Our team is comprised of highly skilled analysts, all of whom hold professional certifications and have undergone extensive training to assist in safeguarding our sensitive customer data. The cybersecurity team monitors the prevention and detection (and, if applicable, the mitigation and remediation) of cybersecurity events on a day-to-day basis, reporting to the Vice President of Information Security and to our broader management team in accordance with our cybersecurity incident response plan.

We strive to integrate cybersecurity into our corporate governance, engaging with expert third parties, managing third-party risks, and ensuring that both management and the Board of Directors are actively involved in overseeing and mitigating these risks.

Item 2.	Properties

Our headquarters is located in approximately 45,000 square feet of leased space in downtown Greenville, South Carolina. This lease expires on January 31, 2030 and includes two five-year renewal options. We also lease approximately 8,000 square feet of space in Greenville, South Carolina which expires on January 31, 2032.

As of March 31, 2026, we had 1,009 branches, most of which are leased and are classified as operating leases. Our branch leases generally provide for an initial three-to-five-year term with renewal options. Our branches are typically located in shopping centers, malls and the first floors of downtown buildings. Branches have an average size of approximately 1,600 square feet. We own all of the furniture, fixtures and computer terminals located in each of our branches.

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

Holders

As of May 27, 2026, there were 18 holders of record of our common stock and a significant number of persons or entities who hold their stock in nominee or “street” names through various brokerage firms.

Dividends

Since April 1989, the Company has not declared or paid any cash dividends on its common stock. Its policy has been to retain earnings for use in its business and selectively use cash to repurchase its common stock on the open market. In addition, the Company’s revolving credit agreement contain certain restrictions on the payment of cash dividends on its capital stock. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources.” In the future, the Company’s Board of Directors may determine whether to pay cash dividends based on conditions then existing, including the Company’s earnings, financial condition, capital requirements and other relevant factors.

Issuer Purchases of Equity Securities

On February 11, 2026, the Board of Directors authorized the Company to repurchase up to $50.0 million of the Company’s outstanding common stock, inclusive of the amount that remained available for repurchase under prior repurchase authorizations. As of March 31, 2026, the Company had $12.2 million in aggregate remaining repurchase capacity under its current share repurchase program. The timing and actual number of shares of common stock repurchased will depend on a variety of factors, including the stock price, corporate and regulatory requirements, restrictions under the revolving credit facility and other market and economic conditions. The Company’s stock repurchase program may be suspended or discontinued at any time.

On September 3, 2025, in accordance with its share repurchase program, the Company, after approval by the Audit and Compliance Committee, repurchased 347,064 shares of its common stock for $60.0 million in a privately negotiated transaction from certain affiliates of Prescott General Partners, LLC, who, along with its affiliates, beneficially own approximately 46.3% of the Company's common stock as of March 31, 2026. The price per share was $172.88, which was the closing market price at September 3, 2025.

The repurchase authorization does not have a stated expiration date. The following table details purchases of the Company's common stock, if any, made by the Company during the three months ended March 31, 2026:

	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Approximate dollar value of shares that may yet be purchased under the plans or programs
January 1 through January 31, 2026	—	$—	—	$18,382,978
February 1 through February 28, 2026	95,329	130.44	95,329	37,565,367
March 1 through March 31, 2026	187,278	135.58	187,278	12,174,906
Total for the quarter	282,607	$133.85	282,607

Stock Performance Graph

Comparison of Cumulative Total Return Between World Acceptance Corporation, NASDAQ Composite Index and NASDAQ Financial Index

400
300
200
100
0
Index Value
2021
2022
2023
2024
2025
2026
Fiscal Year Ended March 31,
World Acceptance Corporation
NASDAQ Composite Index
NASDAQ Financial Index

Item 6.	[Reserved]

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The Company's financial performance continues to be dependent in large part upon the growth in its outstanding loans receivable, the maintenance of loan quality and acceptable levels of operating expenses. Since March 31, 2022, gross loans receivable have decreased at a 4.27% annual compounded rate from $1.52 billion to $1.28 billion at March 31, 2026. We believe we can continue to improve our gross loans receivable growth rates through acquisitions, improved marketing processes, and analytics. The Company plans to enter into new markets through opening new branches and acquisitions as opportunities arise.

The Company offers an income tax return preparation and electronic filing program in all but a few of its branches. The Company prepared approximately 91,000, 82,000, and 83,000 returns in each of the fiscal years 2026, 2025, and 2024, respectively. Revenues from the Company’s tax preparation business in fiscal 2026 amounted to approximately $40.4 million, a 10.6% increase over the $36.5 million earned during fiscal 2025.

The following table sets forth certain information derived from the Company's Consolidated Statements of Operations and Balance Sheets, as well as operating data and ratios, for the periods indicated:

	Years Ended March 31,
	2026	2025	2024
	(Dollars in thousands)
Gross loans receivable	$1,278,988	$1,225,636	$1,277,149
Average gross loans receivable (1)	$1,305,870	$1,300,782	$1,378,329
Net loans receivable (2)	$953,924	$916,316	$950,403
Average net loans receivable (3)	$971,370	$965,331	$1,012,544

Expenses as a percentage of total revenue:
Provision for credit losses	32.2%	30.0%	27.4%
General and administrative	51.6%	42.7%	46.9%
Interest expense	8.4%	7.6%	8.4%
Operating income as a % of total revenue (4)	16.2%	27.3%	25.7%

Loan volume (5)	2,989,614	2,714,988	2,758,260

Net charge-offs as percent of average net loans receivable	18.5%	17.5%	17.7%

Return on average assets (trailing 12 months)	3.3%	8.5%	7.0%

Return on average equity (trailing 12 months)	9.0%	21.0%	19.1%

Branches opened or acquired (merged or closed), net	(15)	(24)	(25)

Branches open (at period end)	1,009	1,024	1,048
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

Comparison of Fiscal 2026 Versus Fiscal 2025

Net income for fiscal 2026 was $34.6 million, a 61.2% decrease from the $89.2 million earned during fiscal 2025. The decrease in net income was primarily due to a $59.0 million increase in personnel incentive expense, primarily due to the reversal of previously recognized stock-based compensation expense in fiscal 2025 as discussed below.

Operating income (revenues less provision for credit losses and general and administrative expenses) during fiscal 2026 decreased $59.3 million.

Total revenues increased $21.0 million, or 3.7%, to $585.2 million in fiscal 2026, from $564.2 million in fiscal 2025. At March 31, 2026, the Company had 1,009 branches in operation, a decrease of 15 branches from March 31, 2025.

Interest and fee income during fiscal 2026 increased by $19.7 million, or 4.2%, from fiscal 2025. The increase was due to an increase in average net loans receivable, which increased 0.6% during fiscal 2026 compared to fiscal 2025 as well as an increase in yields. Interest and fee income was impacted by a shift away from larger, lower interest rate loans. The large loan portfolio decreased from 48.5% of the overall portfolio as of March 31, 2025, to 44.7% as of March 31, 2026.

Insurance revenue and other income increased by $1.3 million, or 1.3%, from fiscal 2025 to fiscal 2026. See Note 9 to the Consolidated Financial Statements for the material components of Insurance and other income for the fiscal years ended March 31, 2026, 2025, and 2024.

Insurance revenue decreased by $1.8 million, or 3.6%, from fiscal 2025 to fiscal 2026 due to a shift away from larger loans. The sale of insurance products is limited to large loans in several states in which we operate. Other income increased by $3.0 million, or 6.1%, from fiscal 2025 to fiscal 2026 primarily due to an increase in tax preparation revenue of $3.9 million.

The provision for credit losses during fiscal 2026 increased by $19.4 million, or 11.5%, from the previous year. Accounts that were 91 days or more past due represented 3.5% and 3.7% of our loan portfolio on a recency basis at March 31, 2026 and March 31, 2025, respectively. The table below itemizes the key components of the CECL allowance and provision impact during the year.

CECL Allowance and Provision (Dollars in millions)	FY 2026	FY 2025	Difference	Reconciliation
Balance at beginning of period	$103.3	$103.0	$0.3
Change due to Growth	$4.3	$(4.1)	$8.4	$8.4
Change due to Expected Loss Rate on Performing Loans	$6.0	$0.5	$5.5	$5.5
Change due to 90 days past due	$(1.7)	$3.9	$(5.6)	$(5.6)
Balance at end of period	$111.9	$103.3	$8.6	$8.3
Net Charge-offs	$179.9	$168.8	$11.1	$11.1
Provision	$188.6	$169.2	$19.4	$19.4
Note: The change in allowance for the year plus net charge-offs for the year equals the provision for the year (see above reconciliation).

The Company's year-over-year net charge-off ratio (net charge-offs as a percentage of average net loans receivable) increased from 17.5% for the year ended March 31, 2025 to 18.5% for the year ended March 31, 2026. The net charge-off rate for the past ten fiscal years averaged 17.1%, with a high of 23.7% (fiscal 2023) and a low of 14.1% (fiscal 2021). The following table presents the Company's net charge-off ratios since 2016.

Historical Net Charge-off Rate
26%
24%
22%
20%
18%
16%
14%
12%
Percentage
2017
2018
2019
2020
2021
2022
2023
2024
2025
2026
Fiscal Year

    _______________________________________________________

General and administrative expenses during fiscal 2026 increased by $60.9 million, or 25.3%, over the previous fiscal year. General and administrative expenses, when divided by average open branches, increased 28.5% from fiscal 2025 to fiscal 2026 and, overall, general and administrative expenses as a percent of total revenues increased to 51.6% in fiscal 2026 from 42.7% in fiscal 2025. The change in general and administrative expense is explained in greater detail below.

Personnel expense totaled $200.0 million for fiscal 2026, a $59.0 million, or 41.8%, increase over fiscal 2025. The increase was largely due to a $39.0 million increase in share based compensation expense. Share based compensation expense increased due to share grants in December of 2024 and June of 2025, and because there was a $22.0 million reversal of previously recognized share based expense in fiscal 2025 as further discussed in Note 14 to the Consolidated Financial Statements. The remaining increase in personnel expense was due to an increase in salary expense as a result of the increase in headcount, and an increase in field level incentives. Our headcount as of March 31, 2026 increased 2.4% compared to March 31, 2025.

Occupancy and equipment expense totaled $48.4 million for fiscal 2026, a 0.8 million, or 1.6%, decrease over fiscal 2025. Occupancy and equipment expense is generally a function of the number of branches the Company has open throughout the year. In fiscal 2026, the expense per average open branch increased to $47.6 thousand, up from $47.2 thousand in fiscal 2025.

Advertising expense totaled $10.6 million for fiscal 2026, a $0.4 million, or 3.5%, increase over fiscal 2025. The increase was primarily due to increased spending in customer acquisition programs.

Amortization of intangible assets totaled $3.2 million for fiscal 2026, a $0.6 million, or 16.4%, decrease over fiscal 2025, which primarily relates to an increase in fully amortized intangible assets during the current fiscal year.

Other expense totaled $39.7 million for fiscal 2026, a $3.0 million, or 8.3%, increase over fiscal 2025.

Interest expense increased by $6.7 million, or 15.8%, during fiscal 2026 when compared to the previous fiscal year primarily as a result of a 9.2% increase in average debt outstanding. Additionally, in fiscal 2026, the Company recognized an additional $3.7 million in interest expense related to the redemption of all of the outstanding Notes as further discussed in Note 8 to the Consolidated Financial Statements.

Income tax expense decreased $11.4 million for fiscal 2026 compared to the prior fiscal year. The effective tax rate increased to 23.6% for fiscal 2026 compared to 19.8% for fiscal 2025. The effective tax rate increased primarily due to a settlement with various taxing authorities that resulted in an increase in the reserve under ASC 740-10 (unrecognized tax positions) in the current period, along with the tax benefit related to the forfeitures of the $20.45 Performance Shares and the $16.35 Performance Shares in the prior period. This was partially offset by the permanent tax benefit related to nonqualified stock option exercises and vesting of restricted stock in the current period.

Comparison of Fiscal 2025 Versus Fiscal 2024

For a comparison of our results of operations for the years ended March 31, 2025 and March 31, 2024, see Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the fiscal year ended March 31, 2025 (which was filed with the SEC on May 22, 2025).

Press Release to 10-K Reconciliation

The Company issued its fourth quarter and fiscal 2026 earnings press release on April 30, 2026, prior to completion of the audit. The table below reconciles the differences in the press release figures to the Form 10-K.

	For the year ended March 31, 2026
	As Reported in the Press Release	Increase (Decrease)	As Reported in the Form 10-K
	(Dollars in thousands, except per share amounts)
Insurance and other income, net	$100,912	$(576)	$100,336
Total revenues	585,742	(576)	585,166
Income before income taxes	45,818	(576)	45,242

Income tax expense	10,804	(147)	10,657
Net income	35,015	(429)	34,586
Net income per diluted share	6.97	(0.09)	6.88
Cash	5,107	964	6,071
Deferred income taxes, net	40,233	1,008	41,241
Total assets	1,052,148	1,972	1,054,120
Accounts payable and accrued expenses	37,032	964	37,996
Deferred revenue (contract liability)	—	3,926	3,926
Total liabilities	698,225	4,890	703,115
Shareholders' equity	353,923	(2,918)	351,005
Total liabilities and shareholders' equity	1,052,148	1,972	1,054,120

Regulatory Matters

CFPB Rulemaking Initiative

On October 5, 2017, the CFPB issued a final rule (the "Rule") imposing limitations on (i) short-term consumer loans, (ii) longer-term consumer installment loans with balloon payments, and (iii) higher-rate consumer installment loans repayable by a payment authorization. The Rule originally required lenders originating short-term loans and longer-term balloon payment loans to evaluate whether each consumer has the ability to repay the loan along with current obligations and expenses (“ability to repay requirement”); however, the ability to repay requirement was rescinded in July 2020. The Rule also curtails repeated unsuccessful attempts to debit consumers’ accounts for short-term loans, balloon payment loans, and installment loans that involve a payment authorization and an annual percentage rate over 36% (“payment requirements”). Implementation of the Rule’s payment requirements may require changes to the Company’s practices and procedures for such loans, which could materially and adversely affect the Company’s ability to make such loans, the cost of making such loans, the Company’s ability to, or frequency with which it could, refinance any such loans, and the profitability of such loans.

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

The following table sets forth, on a quarterly basis, certain items included in the Company's unaudited Consolidated Financial Statements and shows the number of branches open during fiscal years 2026 and 2025.

	At or for the Three Months Ended
	Fiscal 2026				Fiscal 2025
	June 30,	September 30,	December 31,	March 31,	June 30,	September 30,	December 31,	March 31,
	(Dollars in thousands)
Total revenues	$132,775	$134,848	$141,637	$175,907	$129,801	$131,729	$138,955	$163,688
Provision for credit losses	$50,516	$49,841	$51,423	$36,822	$45,419	$46,669	$44,103	$33,024
General and administrative expenses	$70,360	$71,968	$78,057	$81,493	$61,412	$46,355	$67,223	$65,940
Net income (loss)	$1,585	$(1,662)	$(625)	$35,290	$10,151	$22,366	$13,629	$43,100

Gross loans receivable	$1,264,341	$1,315,491	$1,402,317	$1,278,988	$1,274,819	$1,295,870	$1,381,462	$1,225,636
Number of branches open	1,014	1,013	1,013	1,009	1,047	1,045	1,035	1,024

Critical Accounting Estimates

The Company’s accounting and reporting policies are in accordance with GAAP and conform to general practices within the finance company industry. The significant accounting policies used in the preparation of the Consolidated Financial Statements are discussed in Note 1 to the Consolidated Financial Statements. Certain critical accounting policies involve significant judgment by the Company’s management, including the use of estimates and assumptions which affect the reported amounts of assets, liabilities, revenues, and expenses. As a result, changes in these estimates and assumptions could significantly affect the Company’s financial position and results of operations. The Company considers its policies regarding the allowance for credit losses and income taxes to be its most critical accounting policies due to the significant degree of management judgment involved.

Allowance for Credit Losses

Accounting policies related to the allowance for credit losses are considered to be critical as these policies involve considerable subjective judgment and estimation by management. In the case of loans, the allowance for credit losses is a contra-asset valuation account, calculated in accordance with ASC 326 that is deducted from the amortized cost basis of loans to present the net amount expected to be collected. The amount of the allowance represents management’s best estimate of current expected credit losses on these financial instruments considering available information, from internal and external sources, relevant to assessing exposure to credit loss over the contractual term of the instrument. Relevant available information includes historical credit loss experience, current conditions, and reasonable and supportable forecasts. The historical credit loss experience is adjusted for quantitative and qualitative factors that are not fully reflected in the historical data. In determining our estimate of expected credit losses, we evaluate information related to credit metrics, changes in our lending strategies and underwriting practices, and the current and forecasted direction of the economic and business environment. These metrics include, but are not limited to, trends in first pay success for NBs, 61-90 day delinquencies on a recency basis, percent of loan balances that are paying, percentage of gross loans that are acquired loan, portfolio composition, and observable changes in recent or expected economic trends and conditions.

To enhance the precision of the allowance for credit loss estimate, we evaluate our loans receivable portfolio on a pool basis and segment each pool of loans receivable with similar credit risk characteristics, specifically Customer Tenure, which was determined to be the best predictor of default risk.

Due to the short term nature of the loan portfolio, forecasted changes in macro-economic variables, such as unemployment levels, general inflation and commodity prices, typically do not have a significant impact on loans outstanding at the end of a particular reporting period, unless those changes are particularly severe and sudden in nature.

Due to the judgment and uncertainty in estimating the allowance for credit losses, we may experience differences to the assumptions, which could lead to further changes in our allowance for credit losses, allowance as a percentage of loans receivable, net, and provision for credit losses.

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

No assurance can be given that either the tax returns submitted by management or the income tax reported on the Consolidated Financial Statements will not be adjusted by either adverse rulings, changes in the tax code, or assessments made by the IRS or by state or foreign taxing authorities. The Company is subject to potential adverse adjustments including, but not limited to, an increase in the statutory federal or state income tax rates, the permanent non-deductibility of amounts currently considered deductible either now or in future periods, and the dependency on the generation of future taxable income in order to ultimately realize deferred income tax assets.

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

Liquidity and Capital Resources

The Company has historically financed and continues to finance its operations, acquisitions and branch expansion through a combination of cash flows from operations and borrowings from its institutional lenders. As discussed below, the Company has also issued debt securities to finance its operations and repay a portion of its outstanding indebtedness. The Company has generally applied its cash flows from operations to fund its loan volume, fund acquisitions, repay long-term indebtedness and repurchase its common stock. Net cash provided by operating activities for fiscal year 2026 was $259.4 million.

As of March 31, 2026, the Company's debt outstanding was $587.2 million and its shareholders' equity was $351.0 million resulting in a debt-to-equity ratio of 1.7:1.0. Management will continue to monitor the Company's debt-to-equity ratio and is committed to maintaining a debt level that will allow the Company to continue to execute its business objectives, while not putting undue stress on its Consolidated Balance Sheets.

The Company believes that attractive opportunities to acquire new branches or receivables from its competitors or to acquire branches in communities not currently served by the Company will continue to become available as conditions in local economies and the financial circumstances of owners change.

As of March 31, 2026, the Company had two credit facilities: the Revolving Credit Facility and the Warehouse Facility. The Revolving Credit Facility provides, among other things, aggregate commitments of the Lenders of $640.0 million, with an accordion feature that can increase the aggregate commitments by $150.0 million (for a total commitment, if the full accordion is borrowed, of $790.0 million). The Revolving Credit Agreement has a commitment fee of 0.50% per annum on the unused portion of the commitment.

Subject to a borrowing base formula, the Company could borrow at the rate of one month SOFR plus 0.10% and an applicable margin of 3.5% with a minimum rate of 4.5% under the Revolving Credit Agreement. At March 31, 2026, the aggregate commitments under the Revolving Credit Agreement were $640.0 million. The borrowing base limitation was equal to the product of (a) the Company’s eligible finance receivables, less unearned finance charges, insurance premiums and insurance commissions applicable to such eligible finance receivables, and (b) an advance rate percentage that ranges from 70% to 80% based on a collateral performance indicator equal to the sum of, for the Company and certain of its subsidiaries (a) a three-month rolling average rate of receivables at least sixty days past due and (b) an eight-month rolling average net charge-off rate. The Company had $816.1 thousand in outstanding standby letters of credit which include (i) $200.0 thousand related to worker's compensation expiring on October 16, 2026 and (ii) $616.1 thousand related to the Company's investment in captive insurance expiring on March 1, 2027. Both letters of credit automatically extend for one year on their expiration dates. Further, under the Revolving Credit Agreement, the administrative agent has the right to set aside reasonable reserves against the available borrowing base in such amounts as it may deem appropriate, including, without limitation, reserves with respect to certain regulatory events or any increased operational, legal, or regulatory risk of the Company and its subsidiaries.

For the year ended March 31, 2026, the effective interest rate, including the commitment fee and amortization of debt issuance costs, as it relates to the Revolving Credit Agreement and Prior Credit Agreement was 8.3%. At March 31, 2026, the unused amount available under the Revolving Credit Facility was $90.1 million. Borrowings under the Revolving Credit Facility have a maturity date of July 22, 2028.

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

The Warehouse Facility provides for a revolving $175.0 million warehouse facility and is secured by certain consumer loan receivables that were directly originated by certain of the Company’s subsidiaries. As of March 31, 2026, the Company may borrow at the rate of one-month SOFR plus 0.11448% and an applicable margin of 3.0%, with a minimum rate of 4.0%. The Credit Agreement has a commitment fee of 0.50% per annum on the unused portion of the commitment.

For the year ended March 31, 2026, the Company’s effective interest rate, including the commitment fee and amortization of debt issuance costs, was 6.7%. At March 31, 2026, the unused amount available under the Warehouse Facility was $31.7 million. Borrowings under the Warehouse Facility have an expected maturity date of September 29, 2027.

The Company continues to believe stock repurchases are a viable component of the Company’s long-term financial strategy and an excellent use of excess cash when the opportunity arises. Additional share repurchases can be made subject to compliance with, among other things, applicable restricted payment covenants under the Revolving Credit Agreement. Our first priority is to ensure we have enough capital to fund loan growth. As of March 31, 2026, subject to further approval from our Board of Directors, we could repurchase approximately $59.9 million of shares under the terms of our debt facilities. To the extent we have excess capital, we may repurchase stock, if appropriate, and as authorized by our Board of Directors.

The Company believes that cash flow from operations and borrowings under its credit facilities or other sources will be adequate to fund the expected cash requirements from contractual and other obligations and cost of opening or acquiring new branches, including funding initial operating losses of new branches and funding loans receivable originated by those branches and the Company's other branches (for the next 12 months and for the foreseeable future beyond that). Except as otherwise discussed in this report including, but not limited to, any discussions in Part 1, Item 1A, "Risk Factors" (as supplemented by any subsequent disclosures in information the Company files with or furnishes to the SEC from time to time), management is not currently aware of any trends, demands, commitments, events or uncertainties that it believes will or could result in, or are or could be reasonably likely to result in, any material adverse effect on the Company’s liquidity.

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

The Company was in compliance with these covenants at March 31, 2026, after giving effect to a Consent and Limited Modification to the Net Income Available for Fixed Charges to Fixed Charges ratio entered into on May 22, 2026 as further discussed in Note 19 to the Consolidated Financial Statements. The Company does not believe that these covenants will materially limit its business and expansion strategy.

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

Warehouse Facility

The Credit Agreement contains affirmative and negative covenants, including covenants that generally restrict the ability of the Company and the Borrower to, among other things, incur or guarantee indebtedness, incur liens, pay dividends and repurchase or redeem capital stock, engage in mergers and consolidations, make acquisitions or other investments, or fund benefit plans. The Company’s financial covenants under the Credit Agreement include (i) a minimum tangible net worth of $305.0 million; (ii) a maximum ratio of debt to tangible net worth of 2.25 to 1.0 as of the end of each fiscal quarter; (iii) a minimum liquidity amount of $35.0 million; and (iv) a minimum of unrestricted cash and cash equivalents of $5.0 million. The Credit Agreement also contains covenants that require the Company, as Servicer, with respect to any collection period to maintain certain delinquency ratios, payment ratios and annualized net charge-off ratios. A failure to maintain such ratios may result in a Level I Trigger Event, Level II Trigger Event, or Level III Trigger Event. Each of the capitalized terms used and not defined herein have the meanings set forth in the Credit Agreement.

The Company was in compliance with these covenants at March 31, 2026, and does not believe that these covenants will materially limit its business and expansion strategy.

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

Notes Redemption

On September 27, 2021, we issued $300 million in aggregate principal amount of $300 million senior notes due November 2026 (the "Notes"). The Notes were sold in a private placement in reliance on Rule 144A and Regulation S under the Securities Act.

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

During the year ended March 31, 2026 and prior to the Redemption, the Company repurchased and extinguished $17.0 million of its Notes, net of $0.1 million unamortized debt issuance costs related to the extinguished debt, on the open market for a reacquisition price of $17.0 million. During fiscal 2025, the Company repurchased and extinguished $89.0 million of its Notes, net of $0.6 million unamortized debt issuance costs related to the extinguished debt, on the open market for a reacquisition price of $88.0 million.

For the year ended March 31, 2026, the Company recognized a $3.7 million loss on extinguishment. For the fiscal years ended 2025 and 2024, the Company recognized a $1.0 million and $1.6 million gain on extinguishment, respectively. In accordance with ASC 470, the Company recognized the gain and loss on extinguishments as a component of interest expense in the Company's Consolidated Statements of Operations.

Share Repurchase Program

On February 11, 2026, the Board of Directors authorized the Company to repurchase up to $50.0 million of the Company’s outstanding common stock, inclusive of the amount that remained available for repurchase under prior repurchase authorizations. As of March 31, 2026, the Company had $12.2 million in aggregate remaining repurchase capacity under its current share repurchase program. The timing and actual number of shares of common stock repurchased will depend on a variety of factors, including the stock price, corporate and regulatory requirements, restrictions under the revolving credit facility and other market and economic conditions. The Company’s stock repurchase program may be suspended or discontinued at any time.

On September 3, 2025, in accordance with its share repurchase program, the Company, after approval by the Audit and Compliance Committee, repurchased 347,064 shares of its common stock for $60.0 million in a privately negotiated transaction from certain affiliates of Prescott General Partners, LLC, who, along with its affiliates, beneficially own approximately 46.3% of the Company's common stock as of March 31, 2026. The price per share was $172.88, which was the closing market price at September 3, 2025.

The Company continues to believe stock repurchases are a viable component of the Company’s long-term financial strategy and an excellent use of excess cash when the opportunity arises. Additional share repurchases can be made subject to compliance with, among other things, applicable restricted payment covenants under the revolving credit facility. As of March 31, 2026, subject to further approval from our Board of Directors, we could repurchase approximately $59.9 million of shares under the terms of our debt facilities. To the extent we have excess capital, we may repurchase stock, if appropriate, and as authorized by our Board of Directors.

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

Legal Matters

From time to time, the Company is involved in litigation relating to claims arising out of its operations in the normal course of business. See Part I, Item 3, “Legal Proceedings” and Note 18 to our audited Consolidated Financial Statements for further discussion of legal matters.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Our operations expose us to a variety of market risks, including the effects of changes in interest rates. We monitor and manage these financial exposures as an integral part of our overall risk management program.

Interest Rate Risk

The Company’s outstanding debt under its revolving credit facility was $443.9 million at March 31, 2026. Interest on borrowings under this facility is based on the greater of 4.5% or one month SOFR plus 0.10% and an applicable margin of 3.5%. Based on the outstanding balance under the Company's revolving credit facility at March 31, 2026, a change of 1.0% in the interest rate would cause a change in interest expense of approximately $4.4 million on an annual basis.

The Company’s outstanding debt under its Warehouse Facility was $143.3 million at March 31, 2026. Interest on borrowings under this facility is based on one-month SOFR plus 0.11448% and an applicable margin of 3.0%. Based on the outstanding balance under the Company's Warehouse Facility at March 31, 2026, a change of 1.0% in the interest rate would cause a change in interest expense of approximately $1.4 million on an annual basis.

Part II

Item 8.	Financial Statements and Supplementary Data

CONSOLIDATED BALANCE SHEETS

	March 31,
	2026	2025
ASSETS
Cash	$6,071,077	$4,714,459
Gross loans receivable	1,278,988,323	1,225,635,918
Less:
Unearned interest, insurance and fees	(325,064,238)	(309,320,104)
Allowance for credit losses	(112,047,278)	(103,347,129)
Loans receivable, net	841,876,807	812,968,685
Restricted cash	23,303,453	5,015,837
Income taxes receivable	2,420,571	—
Operating lease ROU assets, net	71,526,768	76,234,832
Property and equipment, net	17,430,614	19,765,788
Deferred income taxes, net	41,241,258	34,151,668
Other assets, net	38,669,890	40,871,600
Goodwill	7,370,791	7,370,791
Intangible assets, net	4,209,415	7,394,581
Total assets	$1,054,120,644	$1,008,488,241

LIABILITIES & SHAREHOLDERS' EQUITY

Liabilities:
Revolving credit facility	$443,935,446	$262,451,475
Warehouse facility	143,293,355	—
Senior unsecured notes payable, net	—	184,418,211
Income taxes payable	—	222,742
Operating lease liability	73,964,708	78,689,723
Accounts payable and accrued expenses	37,996,315	42,365,032
Deferred revenue (contract liability)	3,925,529	3,349,571
Total liabilities	703,115,353	571,496,754

Commitments and contingencies (Notes 11 and 18)

Shareholders' equity:
Preferred stock, no par value Authorized 5,000,000, no shares issued or outstanding	—	—
Common stock, no par value Authorized 95,000,000 shares; issued and outstanding 4,656,505 and 5,374,012 shares at March 31, 2026 and March 31, 2025, respectively	—	—
Additional paid-in capital	279,442,411	266,426,478
Retained earnings	71,562,880	170,565,009
Total shareholders' equity	351,005,291	436,991,487

Total liabilities and shareholders' equity	$1,054,120,644	$1,008,488,241

The following table presents the assets and liabilities of our consolidated VIE. These assets and liabilities are included in the Consolidated Balance Sheets presented above. Refer to Note 4 to the Consolidated Financial Statements for additional information.

	March 31, 2026	March 31, 2025[1]
Gross loans receivable	$228,285,593	$—
Less:
Unearned interest, insurance and fees	(59,193,501)	—
Allowance for credit losses	(18,563,362)	—
Loans receivable, net	150,528,730	—
Restricted cash	17,636,232	—
Other assets, net	2,900,036	—
Total assets	$171,064,998	$—

Warehouse facility	$143,293,355	$—
Accounts payable and accrued expenses	855,839	—
Total liabilities	$144,149,194	$—

See accompanying notes to Consolidated Financial Statements.
1 Column is intentionally left blank as the warehouse facility was established in September of 2025.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended March 31,
	2026	2025	2024

Revenues:
Interest and fee income	$484,830,175	$465,090,517	$468,527,861
Insurance and other income, net	100,336,525	99,080,519	104,282,587
Total revenues	585,166,700	564,171,036	572,810,448

Expenses:
Provision for credit losses	188,602,351	169,215,395	156,973,220
General and administrative expenses:
Personnel	200,021,223	141,059,782	164,454,210
Occupancy and equipment	48,361,063	49,139,934	49,776,200
Advertising	10,586,674	10,224,708	9,932,122
Amortization of intangible assets	3,185,166	3,809,753	4,219,846
Other	39,725,040	36,696,936	40,217,781
Total general and administrative expenses	301,879,166	240,931,113	268,600,159

Interest expense	49,442,668	42,709,580	48,232,287
Total expenses	539,924,185	452,856,088	473,805,666

Income before income taxes	45,242,515	111,314,948	99,004,782

Income taxes	10,656,491	22,072,226	21,958,438

Net income	$34,586,024	$89,242,722	$77,046,344

Net income per common share:
Basic	$7.00	$16.45	$13.40
Diluted	$6.88	$16.21	$13.14
Weighted average common shares outstanding:
Basic	4,941,307	5,425,483	5,748,554
Diluted	5,025,781	5,506,985	5,861,900

See accompanying notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Year ended March 31, 2026
	Common Stock
	Shares	Additional Paid-in Capital	Retained Earnings	Total Shareholders' Equity
Balances at March 31, 2025	5,374,012	$266,426,478	$170,565,009	$436,991,487
Proceeds from exercise of stock options	26,609	2,737,900	—	2,737,900
Common stock repurchases	(858,642)	—	(133,588,153)	(133,588,153)
Stock-based compensation related to restricted stock, net of forfeitures and cancellations ($9,064,469)	114,526	9,260,888	—	9,260,888
Stock-based compensation related to stock options	—	1,017,145	—	1,017,145
Net income	—	—	34,586,024	34,586,024
Balances at March 31, 2026	4,656,505	$279,442,411	$71,562,880	$351,005,291

	Year ended March 31, 2025
	Common Stock
	Shares	Additional Paid-in Capital	Retained Earnings	Total Shareholders' Equity
Balances at March 31, 2024	5,938,665	$286,432,952	$136,003,963	$422,436,915
Proceeds from exercise of stock options, net of cancellations	25,268	2,358,547	—	2,358,547
Common stock repurchases	(400,617)	—	(54,681,676)	(54,681,676)
Stock-based compensation (reversal) related to restricted stock, net of forfeitures and cancellations ($2,676,053)	(189,304)	(22,972,296)	—	(22,972,296)
Stock-based compensation related to stock options	—	607,275	—	607,275
Net income	—	—	89,242,722	89,242,722
Balances at March 31, 2025	5,374,012	$266,426,478	$170,565,009	$436,991,487

	Year ended March 31, 2024
	Common Stock
	Shares	Additional Paid-in Capital	Retained Earnings	Total Shareholders' Equity
Balances at March 31, 2023	6,231,082	$288,071,839	$95,463,480	$383,535,319
Proceeds from exercise of stock options	34,649	2,867,974	—	2,867,974
Common stock repurchases	(295,201)		(36,505,861)	(36,505,861)
Stock-based compensation (reversal) related to restricted stock, net of cancellations ($2,823,774)	(31,865)	(752,652)	—	(752,652)
Stock-based compensation (reversal) related to stock options	—	(3,754,209)	—	(3,754,209)
Net income	—	—	77,046,344	77,046,344
Balances at March 31, 2024	5,938,665	$286,432,952	$136,003,963	$422,436,915

See accompanying notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended March 31,
	2026	2025	2024
Cash flow from operating activities:
Net income	$34,586,024	$89,242,722	$77,046,344
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	3,185,166	3,809,753	4,219,846
Accrued unearned interest	(2,290,244)	1,253,389	(1,131,985)
Loss (gain) on extinguishment of senior unsecured notes payable	3,703,866	(982,791)	(1,631,964)
Amortization of deferred loan costs	14,931,642	14,082,368	14,216,781
Amortization of debt issuance costs	1,565,416	1,298,513	1,686,563
Amortization of discount on loans acquired in an asset purchase	(358,841)	(596,966)	—
Provision for credit losses	188,602,351	169,215,395	156,973,220
Depreciation	5,801,853	6,325,036	6,668,557
Gain on asset acquisitions, net of income tax	—	—	(112,683)
Gain on sale of property and equipment	(376,948)	(60,087)	(57,100)
Deferred income tax expense (benefit)	(7,089,590)	(2,519,983)	10,633,533
Stock-based compensation (reversal) related to equity classified awards	19,342,502	(19,688,968)	(1,683,087)
Gain on company-owned life insurance	(156,823)	(171,742)	(154,140)
Change in accounts:
Other assets, net	5,515,111	1,067,841	1,217,574
Income taxes payable and receivable	(2,643,313)	3,313,971	(5,623,995)
Deferred revenue (contract liability)	575,958	670,429	402,954
Accounts payable and accrued expenses	(5,535,241)	(12,095,278)	3,112,948
Net cash provided by operating activities	259,358,889	254,163,602	265,783,366
Cash flows from investing activities:
Originations of loans receivable	(1,451,586,874)	(1,328,023,925)	(1,316,277,982)
Repayments of loans receivable	1,221,793,844	1,197,354,056	1,188,701,553
Cash paid for acquisitions, primarily loans	—	(18,947,294)	(1,978,815)
Purchases of property and equipment	(3,882,342)	(3,683,784)	(5,932,748)
Proceeds from sale of property and equipment	792,611	550,244	350,174
Net cash used in investing activities	(232,882,761)	(152,750,703)	(135,137,818)
Cash flow from financing activities:
Borrowings from revolving credit facility	769,548,024	416,597,875	305,700,964
Payments on revolving credit facility	(588,064,053)	(377,565,532)	(390,192,656)
Payments for extinguished senior unsecured notes payable	(188,290,771)	(87,990,854)	(14,043,159)
Borrowing on warehouse facility	232,900,000	—	—
Payments on warehouse facility	(89,606,645)	—	—
Payments for debt extinguishment costs	(26,450)	(12,500)	(28,125)
Debt issuance costs associated with revolving credit facility	(2,019,306)	(37,982)	(591,716)
Debt issuance costs associated with warehouse facility	(2,524,494)	—	—
Proceeds from exercise of stock options	2,737,900	2,358,547	2,867,974
Payments for taxes related to net share settlement of equity awards	(9,064,469)	(2,676,053)	(2,823,774)
Repurchase of common stock	(132,421,630)	(54,195,564)	(36,204,531)
Net cash used in financing activities	(6,831,894)	(103,522,063)	(135,315,023)
Net change in cash and restricted cash	19,644,234	(2,109,164)	(4,669,475)
Cash and restricted cash at beginning of year	9,730,296	11,839,460	16,508,935
Cash and restricted cash at end of year	$29,374,530	$9,730,296	$11,839,460

Supplemental Disclosures:
Interest paid during the year	$47,400,700	$44,691,237	$48,836,325
Non-cash excise tax on stock repurchases	$1,166,523	$486,112	$301,330

The following table reconciles cash and restricted cash from the Consolidated Balance Sheets to the Consolidated Statements of Cash Flows above:

	March 31, 2026	March 31, 2025	March 31, 2024
Cash	$6,071,077	$4,714,459	$5,174,104
Restricted cash	23,303,453	5,015,837	6,665,356
Total	$29,374,530	$9,730,296	$11,839,460

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

As of March 31, 2026, the Company operated 1,009 branches in Alabama, Georgia, Idaho, Illinois, Indiana, Kentucky, Louisiana, Mississippi, Missouri, New Mexico, Oklahoma, South Carolina, Tennessee, Texas, Utah, and Wisconsin. Branches in the aforementioned states operate under one of the following names: World Finance Corporation or World Finance.

Principles of Consolidation

The Consolidated Financial Statements include the accounts of World Acceptance Corporation and its wholly-owned subsidiaries (the “Company”). Subsidiaries consist of operating entities in various states, WFC Receivables I, LLC (an SPE) and WAC Insurance Company, Ltd. (a captive reinsurance company). All significant inter-company balances and transactions have been eliminated in consolidation.

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

During the fiscal year ended March 31, 2026, the Company concluded that one of its cash flow statement line items within investing activities should be broken out to reflect cash receipts and cash payments on a gross basis, rather than net. As a result, the increase in loans receivable, net line item has been updated in the Consolidated Statements of Cash Flows for the years ended 2026, 2025 and 2024 to reflect a gross presentation. However, this presentation change had no impact on previously reported cash flows as the change was limited to investing activities.

Additionally, due to the Warehouse facility, our restricted cash balance as of December 31, 2025 became large enough to require a separate line item in the Consolidated Balance Sheets. As a result, the Company reclassed restricted cash as of March 31, 2025, previously reported in the Cash line item, for comparability to conform to the current period presentation. This presentation change had no impact on previously reported total assets, net income or shareholders' equity.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments with a maturity of three months or less from the date of original issuance to be cash equivalents. There were no cash equivalents for the years ended March 31, 2026 and 2025.

Restricted Cash

Restricted cash includes cash for which the Company’s ability to withdraw or use funds is contractually limited. The Company’s restricted cash consists of cash reserves associated with its captive insurance subsidiary that reinsures a portion of the credit insurance sold in connection with loans made by the Company, and cash restricted for debt servicing of the Company’s Warehouse facility. As of March 31, 2026 and 2025, the Company had $23.3 million and $5.0 million respectively, in restricted cash.

Loans and Interest and Fee Income

The Company is licensed to originate consumer loans in the states of Alabama, Georgia, Idaho, Illinois, Indiana, Kentucky, Louisiana, Mississippi, Missouri, New Mexico, Oklahoma, South Carolina, Texas, Tennessee, Utah, and Wisconsin. During fiscal 2026, 2025, and 2024, the Company originated loans generally ranging up to $5,300 with terms of 60 months or fewer. Experience indicates that a majority of the consumer loans are refinanced, and the Company accounts for the majority of the refinancings as new loans. Generally, a customer must make multiple payments in order to qualify for refinancing. Furthermore, the Company's lending policy has predetermined lending amounts so that in most cases a refinancing will result in advancing additional funds. The Company believes that the advancement of additional funds constitutes more than a minor modification to the terms of the existing loan if the present value of the cash flows under the terms of the new loan will be 10% or more of the present value of the remaining cash flows under the terms of the original loan.

The following table sets forth information about our loan products for fiscal 2026:

	Minimum Origination	Maximum Origination	Minimum Term (Months)	Maximum Term (Months)
Small loans	$150	$2,450	3	30
Large loans	2,500	25,200	6	60
Tax advance loans	500	7,000	8	35

Gross loans receivable at March 31, 2026 and 2025 consisted of the following:

	2026	2025
Small loans	$700,310,192	$626,775,511
Large loans	572,155,010	594,490,890
Tax advance loans	6,523,121	4,369,517
Total gross loans	$1,278,988,323	$1,225,635,918

Loans receivable are carried at amortized cost, which is the gross amount outstanding, reduced by unearned interest and insurance income, net of deferred origination fees and direct costs, and an allowance for credit losses. Fees received and direct costs incurred for the origination of loans are deferred and amortized to interest income over the contractual lives of the loans using the interest method. Unamortized amounts are recognized in interest income at the time that loans are refinanced or paid in full except for those refinancings that do not constitute a more than minor modification. Net unamortized deferred origination costs were $5.9 million and $5.5 million as of March 31, 2026 and 2025, respectively.

The Company recognizes interest and fee income using the interest method in accordance with ASC 310. Charges for late payments are recognized in interest and fee income when collected.

With the exception of TALs, which are interest free, the Company offers its loans at the prevailing statutory rates for terms not to exceed 60 months. Management believes that the carrying value approximates the fair value of its loan portfolio.

From time to time, the Company will sell charged off loans receivable, which are accounted for as a sale in accordance with ASC 860, Transfers and Servicing. See Note 3 to the Consolidated Financial Statements for further information.

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

Allowance for Credit Losses

Refer to Note 3 to the Consolidated Financial Statements for information regarding the Company's CECL allowance model and a description of the policies and methodology utilized.

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

Leases

For any new or modified lease, the Company, at the inception of the contract, determines whether a contract is or contains a lease. Lease liability is measured as of the lease commencement date based on the present value of the remaining minimum lease payments using a discount rate that is based on the Company's incremental borrowing rate on its revolving credit facility. Refer to Note 11 to the Consolidated Financial Statements for further discussion of the discount rate. A lease's ROU asset equals its lease liability, net of any prepaid rent.

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

Other Assets

Other assets include cash surrender value of life insurance policies, HTC investments, prepaid expenses, debt issuance costs related to the revolving credit facility and the warehouse facility, and other deposits and receivables.

Debt Issuance Costs

In accordance with ASC 835, debt issuance costs related to the senior unsecured notes payable are presented as a direct deduction from its carrying value in the Consolidated Balance Sheets. There were no unamortized debt issuance costs related to the senior unsecured notes payable as of March 31, 2026. As of March 31, 2025, there were $1.0 million unamortized debt issuance costs related to the senior unsecured notes payable.

As the Company intends to pay down the revolving credit facility and the warehouse facility throughout their contractual arrangements, debt issuance costs related to these arrangements are presented as an asset within Other assets in the Consolidated Balance Sheets. Unamortized debt issuance costs related to the revolving credit facility as of March 31, 2026 and 2025 were $1.9 million and $0.6 million, respectively. Unamortized debt issuance costs related to the warehouse facility as of March 31, 2026 and 2025 were $2.1 million and $0.2 million, respectively.

Amortization of debt issuance costs is included as a component of Interest expense in the Consolidated Statements of Operations.

Intangible Assets and Goodwill

Intangible assets include the fair value of acquired customer lists and the fair value assigned to non-compete agreements. Customer lists are amortized on a straight line or accelerated basis over their estimated period of benefit. As of March 31, 2026, the useful life of customer lists ranged from 8 to 23 years with a weighted average of approximately 8.5 years. Non-compete agreements are amortized on a straight line basis over the term of the agreement. As of March 31, 2026, the useful life of non-compete agreements ranged from 5 to 15 years with a weighted average of approximately 6.3 years.

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

Impairment of Long-Lived Assets

The Company assesses impairment of long-lived assets, including property and equipment and intangible assets, whenever changes or events indicate that the carrying amount may not be recoverable. The Company assesses impairment of these assets generally at the branch level based on the operating cash flows of the branch and the Company’s plans for branch closings. The Company will write down such assets to fair value if, based on an analysis, the sum of the expected future undiscounted cash flows is less than the carrying amount of the assets. The Company did not record any impairment charges for the fiscal years ended March 31, 2026, 2025, or 2024.

Fair Value of Financial Instruments

FASB ASC Topic 825 requires disclosures about the fair value of all financial instruments, regardless of whether the financial instrument is recognized on the balance sheet, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. The Company’s financial instruments for the periods reported consist of the following: cash, restricted cash, loans receivable, net, a revolving credit facility, a warehouse facility, and a senior unsecured notes payable.

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

The Company has a wholly-owned, captive insurance subsidiary that reinsures a portion of the credit insurance sold in connection with loans made by the Company. Certain coverages currently sold by the Company on behalf of the unaffiliated insurance carrier are ceded by the carrier to the captive insurance subsidiary, providing the Company with an additional source of income derived from the earned reinsurance premiums. Insurance premiums are ceded to the reinsurance subsidiary as written, and revenue is recognized over the life of the related insurance contracts. For the years ended March 31, 2026, 2025, and 2024, the amount of net written premiums by the reinsurance subsidiary were $5.0 million, $6.1 million, and $7.2 million, respectively, and the amount of earned premiums were $6.0 million, $7.1 million, and $8.2 million, respectively.

The Company maintains a cash reserve for claims in an amount determined by the ceding company. As of March 31, 2026 and 2025, the required cash reserves were $3.0 million and $4.0 million, respectively, which are included as a component of Restricted cash in the Consolidated Balance Sheets.

Tax Return Preparation Revenue

The Company offers income tax return preparation services to its customer base and to others. Revenue associated with tax return preparation services is recognized in accordance with ASC 606. Contracts associated with these services include two performance obligations, tax return preparation services and refund assurance services, as each service is capable of being distinct and is separately identifiable in the contract. Tax return preparation services are recognized at a point in time in the period the return is filed, and refund assurance services are recognized ratably over time as the performance obligation is met (performance period is approximately 36 months). Specifically, the Company's Refund Assurance Plan ("RAP") provides enrolled customers with (a) audit representation before the IRS and (b) reimbursement of verified tax preparation errors up to $5,000 for a three-year coverage period beginning at the IRS acceptance date for each return and ending on April 15 three years after the applicable filing deadline. Refund assurance fees create a contract liability at the time of funding, which is presented as Deferred revenue (contract liability) in the Company's Consolidated Balance Sheets. The contract liability is released ratably as the performance period elapses. Revenue recognized during the year ended March 31, 2026 that was included in the Deferred revenue (contract liability) balance at March 31, 2025 was $1.7 million.

The following is a summary of the changes in Deferred revenue (contract liability) for the years ended March 31, 2026, 2025, and 2024:

	For the years ended March 31,
	2026	2025	2024
Balance at beginning of period	$3,349,571	$2,679,142	$2,276,188
RAP fees received and deferred during year	2,226,183	2,058,457	1,644,021
Revenue recognized during year	(1,650,225)	(1,388,028)	(1,241,067)
Balance at end of period	3,925,529	3,349,571	2,679,142

Non-filing Insurance

Non-filing insurance premiums are charged to certain customers on certain loans in lieu of recording and perfecting the Company's security interest in the assets pledged. The premiums are passed through to a third-party insurance company, and any recoveries from customers after a receipt of an insurance payment are remitted to the third-party insurance company. Neither non-filing insurance premiums nor recoveries are reflected in the accompanying Consolidated Statements of Operations (see Note 10 to the Consolidated Financial Statements).

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

Earnings Per Share

EPS is computed in accordance with FASB ASC Topic 260. Basic EPS includes no dilution and is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in the earnings of the Company. Potential common stock included in the diluted EPS computation consists of Service Options and Restricted Stock, which are computed using the treasury stock method. See Note 13 to the Consolidated Financial Statements for the reconciliation of the numerators and denominators for basic and dilutive EPS calculations.

Stock-Based Compensation

FASB ASC Topic 718-10 requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation issued to employees. FASB ASC Topic 718-10 does not change the accounting guidance for share-based payment transactions with parties other than employees provided in FASB ASC Topic 718-10. Under FASB ASC Topic 718-10, the way an award is classified will affect the measurement of compensation cost. Liability-classified awards are remeasured to fair value at each balance-sheet date until the award is settled. Equity-classified awards are measured at grant-date fair value, amortized over the subsequent vesting period, and are not subsequently remeasured. The fair value of non-vested stock awards for the purposes of recognizing stock-based compensation expense is the market price of the stock on the grant date. The fair value of options is estimated on the grant date using the Black-Scholes option pricing model (see Note 14 to the Consolidated Financial Statements). The Company accounts for forfeitures as they occur. The Company issues available common shares upon the exercise of an option award. At March 31, 2026, the Company had several share-based employee compensation plans, which are described more fully in Note 14 to the Consolidated Financial Statements.

Share Repurchases

On February 11, 2026, the Board of Directors authorized the Company to repurchase up to $50.0 million of the Company’s outstanding common stock, inclusive of the amount that remains available for repurchase under prior repurchase authorizations. As of March 31, 2026, the Company had $12.2 million in aggregate remaining repurchase capacity under its current share repurchase program. The Company expects to repurchase shares in fiscal 2027; however, the timing and actual number of shares of common stock repurchased will depend on a variety of factors, including the stock price, corporate and regulatory requirements, restrictions under the revolving credit facility and other market and economic conditions. The Company’s stock repurchase program may be suspended or discontinued at any time.

On September 3, 2025, in accordance with its share repurchase program, the Company, after approval by the Audit and Compliance Committee, repurchased 347,064 shares of its common stock for $60.0 million in a privately negotiated transaction from certain affiliates of Prescott General Partners, LLC, who, along with its affiliates, beneficially own approximately 46.3% of the Company's common stock as of March 31, 2026. The price per share was $172.88, which was the closing market price at September 3, 2025.

On February 18, 2025, in accordance with its share repurchase program, the Company, after approval by the Audit and Compliance Committee, repurchased 162,712 shares for $24.0 million from Prescott Associates L.P. in a privately negotiated transaction. The $147.50 price per share was based upon the prevailing market rate at the time, and the closing market rate at February 18, 2025 was $147.16.

The Company continues to believe stock repurchases are a viable component of the Company’s long-term financial strategy and an excellent use of excess cash when the opportunity arises. Additional share repurchases can be made subject to compliance with, among other things, applicable restricted payment covenants under the revolving credit facility. As of March 31, 2026, subject to further approval from our Board of Directors, we could repurchase approximately $59.9 million of shares under the terms of our debt facilities. To the extent we have excess capital, we may repurchase stock, if appropriate, and as authorized by our Board of Directors.

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

During the year ended March 31, 2026, the Company operated in sixteen states in the United States. As of March 31, 2026, 2025, and 2024, gross loan receivable within the Company's four largest states accounted for approximately 51% of the Company's gross loans receivable balance.

The Company maintains amounts in bank accounts which, at times, may exceed federally insured limits. The Company has not experienced losses in such accounts, which are maintained with large domestic banks. Management believes the Company’s exposure to credit risk is minimal for these accounts.

Advertising Costs

Advertising costs are expensed the first time the advertising takes place. Advertising costs were approximately $10.6 million, $10.2 million, and $9.9 million for fiscal years 2026, 2025, and 2024, respectively.

Recently Adopted Accounting Standards

Improvements to Income Tax Disclosures

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which modifies the rules on income tax disclosures to require entities to expand annual disclosures to 1) include specific categories in the rate reconciliation and additional information for reconciling items that meet a quantitative threshold and 2) disclose the amount of income taxes paid (net of refunds received) disaggregated by federal, state and foreign taxes. ASU 2023-09 also requires entities to disclose income (or loss) from continuing operations before income tax expense (or benefit) disaggregated between domestic and foreign, and income tax expense (or benefit) from continuing operations disaggregated by federal, state and foreign, among other changes. The amendments are effective for annual periods beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. ASU 2023-09 should be applied on a prospective basis, but retrospective application is permitted. The Company adopted ASU 2023-09 on a retrospective basis effective March 31, 2026. The adoption of this ASU expanded our income tax disclosures, but had no other effect on the Company's consolidated financial statements.

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

(2)Revision of Previously Issued Consolidated Financial Statements

During fiscal 2026, the Company identified an error in the timing of revenue recognition for its Refund Assurance Plan ("RAP") fees associated with the Company's tax preparation services. The Company had historically recognized RAP fees as revenue at the time the related tax return was prepared. The Company has determined that under ASC 606, Revenue from Contracts with Customers, these fees should be recognized ratably over the 36-month coverage period of each plan, as the related performance obligation is a stand-ready obligation satisfied over time. Accordingly, the Company should recognize a contract liability for the unearned portion of RAP fees, which is recognized as revenue ratably over the coverage period. The error affected previously issued financial statements for the years ended March 31, 2025 and 2024, and prior periods.

The Company evaluated the error in accordance with SEC Staff Accounting Bulletin No. 99, Materiality, and SEC Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, considering both quantitative and qualitative factors, and concluded that the error was not material, individually or in the aggregate, to any previously issued financial statements. The Company has revised the prior period comparative financial statements presented herein to reflect the correction for comparability purposes. The cumulative effect of the error for periods prior to fiscal 2024 was $1.7 million, which has been recorded as an adjustment to opening retained earnings as of April 1, 2023. Because the error is not material to any previously issued financial statements, no restatement to any previously filed annual or quarterly report is required.

The effect of the revision on the Company's previously issued consolidated financial statements for each financial statement line item affected is presented in the tables below:

Effect on Consolidated Balance Sheets

	As of March 31, 2025
	As Reported	Increase (Decrease)	As Revised
Deferred income taxes, net	$33,291,074	$860,594	$34,151,668
Total assets	1,007,627,647	860,594	1,008,488,241
Deferred revenue (contract liability)	—	3,349,571	3,349,571
Total liabilities	568,147,183	3,349,571	571,496,754
Retained earnings	173,053,986	(2,488,977)	170,565,009
Total shareholders' equity	439,480,464	(2,488,977)	436,991,487
Total liabilities and shareholders' equity	1,007,627,647	860,594	1,008,488,241

Effect on Consolidated Statements of Operations

	For the years ended March 31,
	2025			2024
	As Reported	Decrease	As Revised	As Reported	Decrease	As Revised
Insurance and other income, net[1]	$99,750,948	$(670,429)	$99,080,519	$104,685,541	$(402,954)	$104,282,587
Total revenues	564,841,465	(670,429)	564,171,036	573,213,402	(402,954)	572,810,448
Income before income taxes	111,985,377	(670,429)	111,314,948	99,407,736	(402,954)	99,004,782
Income tax expense	22,243,979	(171,753)	22,072,226	22,062,509	(104,071)	21,958,438
Net income	89,741,398	(498,676)	89,242,722	77,345,227	(298,883)	77,046,344
Net income per common share	16.54	(0.09)	16.45	13.45	(0.05)	13.40
Net income per diluted share	16.30	(0.09)	16.21	13.19	(0.05)	13.14

1 RAP fees are included within Insurance and other income, net. No other revenue related line item is affected.

Effect on Consolidated Statements of Shareholders Equity

	As of and for the years ended March 31,
	2025			2024
	As Reported	Decrease	As Revised	As Reported	Decrease	As Revised
Opening retained earnings at March 31	$137,994,264	$(1,990,301)	$136,003,963	$97,154,898	$(1,691,418)	$95,463,480
Opening shareholders' equity at March 31	424,427,216	(1,990,301)	422,436,915	385,226,737	(1,691,418)	383,535,319
Net income	89,741,398	(498,676)	89,242,722	77,345,227	(298,883)	77,046,344
Ending retained earnings at March 31	173,053,986	(2,488,977)	170,565,009	137,994,264	(1,990,301)	136,003,963
Ending shareholders' equity	439,480,464	(2,488,977)	436,991,487	424,427,216	(1,990,301)	422,436,915

Retained Earnings Adjustment Summary

	Pre-Tax	Tax Effect	After-Tax
Errors through fiscal 2023 - adjustment to opening retained earnings as of April 1, 2023	$(2,276,188)	$584,770	$(1,691,418)
Fiscal 2024	(402,954)	104,071	(298,883)
Fiscal 2025	(670,429)	171,753	(498,676)
Fiscal 2026	(575,958)	147,299	(428,659)
Total	$(3,925,529)	$1,007,893	$(2,917,636)

Effect on Consolidated Statements of Cash Flows

	For the years ended March 31,
	2025				2024
	As Reported	Increase (Decrease)		As Revised	As Reported	Increase (Decrease)	As Revised
Cash flow from operating activities:
Net income	$89,741,398	$(498,676)		$89,242,722	$77,345,227	$(298,883)	$77,046,344
Adjustments to reconcile net income to net cash provided by operating activities:
Change in accounts:
Deferred income tax expense (benefit)	(2,348,230)	$(171,753)		(2,519,983)	10,737,604	(104,071)	10,633,533
Deferred revenue (contract liability)	—	$670,429		670,429	—	402,954	402,954
Net cash provided by operating activities	254,163,602	$—	—	254,163,602	265,783,366	—	265,783,366

(3)Allowance for Credit Losses and Credit Quality Information

The following is a summary of gross loans receivable by Customer Tenure as of:

Customer Tenure	March 31, 2026	March 31, 2025
0 to 5 months	$108,089,995	$101,878,703
6 to 17 months	104,523,602	75,379,597
18 to 35 months	97,146,489	99,857,401
36 to 59 months	133,394,010	130,228,889
60+ months	829,311,106	813,921,811

Tax advance loans	6,523,121	4,369,517
Total gross loans	$1,278,988,323	$1,225,635,918

The Company uses current payment performance to assess the capability of the borrower to repay contractual obligations of the loan agreements as scheduled. Current payment performance is monitored by management on a daily basis. The Company’s payment performance buckets are as follows: current, 30-60 days past due, 61-90 days past due, 91 days or more past due.

All loans, except for TALs, that are greater than 90 days past due on a recency basis and not written off as of the reporting date are reserved for at 100% of the outstanding balance, net of a calculated Rehab Rate. The weighted average Rehab Rate at March 31, 2026 and 2025 was 5.4% and 4.5%, respectively. A loan is charged off within the allowance for credit losses in the month following when an account reaches 120 days past due on a recency basis, subject to certain exceptions. Specifically, the Company’s customer accounts in a confirmed bankruptcy are charged off in the month after they reach 60 days past due on a recency basis. The accounts of deceased or incarcerated customers are also charged off in the month after they reach 60 days past due on a recency basis, with the exception of deceased customers with credit life insurance. Subsequent recoveries of amounts charged off, if any, are credited to the allowance for credit losses.

The following tables provide a breakdown of the Company’s gross loans receivable by current payment performance on a recency basis and year of origination at March 31, 2026:

	Term Loans By Origination
Loans	Up to 1 Year Ago	Between 1 and 2 Years Ago	Between 2 and 3 Years Ago	Between 3 and 4 Years Ago	Between 4 and 5 Years Ago	More than 5 Years Ago	Total
Current	$1,127,601,886	$34,721,317	$3,214,393	$271,979	$16,929	$4,306	$1,165,830,810
30 - 60 days past due	32,414,245	2,327,865	307,145	44,766	1,155	106	35,095,282
61 - 90 days past due	24,701,069	1,229,685	164,722	22,825	—	—	26,118,301
91 or more days past due	41,956,966	3,125,165	295,854	40,349	2,475	—	45,420,809
Total	$1,226,674,166	$41,404,032	$3,982,114	$379,919	$20,559	$4,412	$1,272,465,202

	Term Loans By Origination
Tax advance loans	Up to 1 Year Ago	Between 1 and 2 Years Ago	Between 2 and 3 Years Ago	Between 3 and 4 Years Ago	Between 4 and 5 Years Ago	More than 5 Years Ago	Total
Current	$4,238,000	$73,048	$4,473	$—	$—	$—	$4,315,521
30 - 60 days past due	2,095,947	20,070	2,943	—	—	—	2,118,960
61 - 90 days past due	—	35,112	285	—	—	—	35,397
91 or more days past due	—	48,493	4,750	—	—	—	53,243
Total	$6,333,947	$176,723	$12,451	$—	$—	$—	$6,523,121
Total gross loans							$1,278,988,323

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

The following tables provide a breakdown of the Company’s gross loans receivable by current payment performance on a contractual basis and year of origination at March 31, 2026:

	Term Loans By Origination
Loans	Up to 1 Year Ago	Between 1 and 2 Years Ago	Between 2 and 3 Years Ago	Between 3 and 4 Years Ago	Between 4 and 5 Years Ago	More than 5 Years Ago	Total
Current	$1,113,361,113	$30,581,625	$2,504,198	$123,269	$302	$741	$1,146,571,248
30 - 60 days past due	33,975,944	1,607,055	169,179	6,468	—	—	35,758,646
61 - 90 days past due	28,838,884	1,499,648	118,562	9,612	—	—	30,466,706
91 or more days past due	50,498,225	7,715,704	1,190,175	240,570	20,257	3,671	59,668,602
Total	$1,226,674,166	$41,404,032	$3,982,114	$379,919	$20,559	$4,412	$1,272,465,202

	Term Loans By Origination
Tax advance loans	Up to 1 Year Ago	Between 1 and 2 Years Ago	Between 2 and 3 Years Ago	Between 3 and 4 Years Ago	Between 4 and 5 Years Ago	More than 5 Years Ago	Total
Current	$4,238,000	$50,631	$582	$—	$—	$—	$4,289,213
30 - 60 days past due	2,095,947	10,633	4,321	—	—	—	2,110,901
61 - 90 days past due	—	20,032	285	—	—	—	20,317
91 or more days past due	—	95,427	7,263	—	—	—	102,690
Total	$6,333,947	$176,723	$12,451	$—	$—	$—	$6,523,121
Total gross loans							$1,278,988,323

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

The following table provides a breakdown of the Company’s gross charge-offs by fiscal year of origination for the years ended March 31, 2026, 2025 and 2024:

	2026
	Gross Charge-offs by Origination
Origination Year	Loans	Tax advance loans	Total
2021 and prior	$12,812	$—	$12,812
2022	145,042	—	145,042
2023	710,316	—	710,316
2024	7,561,145	183,060	7,744,205
2025	115,991,453	2,204,039	118,195,492
2026	71,205,614	—	71,205,614
Total	$195,626,382	$2,387,099	$198,013,481

	2025
	Gross Charge-offs by Origination
Origination Year	Loans	Tax advance loans	Total
2020 and prior	$25,437	$—	$25,437
2021	29,714	—	29,714
2022	797,055	—	797,055
2023	9,372,562	235	9,372,797
2024	113,281,140	3,774,832	117,055,972
2025	63,515,257	—	63,515,257
Total	$187,021,165	$3,775,067	$190,796,232

	2024
	Gross Charge-offs by Origination
Origination Year	Loans	Tax advance loans	Total
2019 and prior	$17,352	$—	$17,352
2020	53,791	—	53,791
2021	301,162	—	301,162
2022	11,095,208	5,197	11,100,405
2023	132,745,783	1,287,512	134,033,295
2024	65,038,754	—	65,038,754
Total	$209,252,050	$1,292,709	$210,544,759

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

Management estimates an allowance for each Customer Tenure bucket by performing a historical migration analysis of loans in that bucket for the twelve most recent historical twelve-month migration periods. Management considers whether current credit conditions might suggest a change is needed to the allowance for credit losses by monitoring trends in first pay success for NBs, 61-90 day delinquencies on a recency basis, percent of loan balances that are paying and percentage of gross loans that are acquired loans. If management determines that historical migration rates should be adjusted to reflect expected credit losses, a qualitative adjustment is made to reflect management's judgment regarding observable changes in recent or expected economic trends and conditions, portfolio composition, or other significant events or conditions that affect the current estimate.

Due to the short term nature of the loan portfolio, forecasted changes in macro-economic variables, such as unemployment levels, general inflation and commodity prices, typically do not have a significant impact on loans outstanding at the end of a particular reporting period, unless those changes are particularly severe and sudden in nature. Therefore, management develops a reasonable and supportable forecast of losses by comparing the most recent six-month loss curves as compared to historical loss curves to see if there are significant changes in borrower behavior that may indicate the historical migration rates should be adjusted. As of March 31, 2026 and 2025, there were no conditions or other factors considered significant enough to warrant a forecast adjustment.

The following table is an aging analysis on a recency basis at amortized cost of the Company’s gross loans receivable at March 31, 2026:

		Days Past Due - Recency Basis
Customer Tenure	Current	30 - 60	61 - 90	Over 90	Total Past Due	Total Loans
0 to 5 months	$79,597,251	$6,963,212	$7,202,639	$14,326,893	$28,492,744	$108,089,995
6 to 17 months	92,236,929	3,899,186	3,151,558	5,235,929	12,286,673	104,523,602
18 to 35 months	88,974,357	2,845,603	1,934,535	3,391,994	8,172,132	97,146,489
36 to 59 months	123,630,020	3,483,203	2,296,557	3,984,230	9,763,990	133,394,010
60+ months	781,392,253	17,904,078	11,533,012	18,481,763	47,918,853	829,311,106

Tax advance loans	4,315,521	2,118,960	35,397	53,243	2,207,600	6,523,121
Total gross loans	1,170,146,331	37,214,242	26,153,698	45,474,052	108,841,992	1,278,988,323
Unearned interest, insurance and fees	(298,986,252)	(6,475,433)	(7,226,714)	(12,375,839)	(26,077,986)	(325,064,238)
Total net loans	$871,160,079	$30,738,809	$18,926,984	$33,098,213	$82,764,006	$953,924,085

Percentage of period-end gross loans receivable		2.9%	2.0%	3.6%	8.5%

The following table is an aging analysis on a recency basis at amortized cost of the Company’s gross loans receivable at March 31, 2025:

		Days Past Due - Recency Basis
Customer Tenure	Current	30 - 60	61 - 90	Over 90	Total Past Due	Total Loans
0 to 5 months	$77,087,815	$6,036,410	$6,587,901	$12,166,577	$24,790,888	$101,878,703
6 to 17 months	65,677,583	3,126,374	2,398,424	4,177,216	9,702,014	75,379,597
18 to 35 months	89,776,541	3,700,216	2,394,549	3,986,095	10,080,860	99,857,401
36 to 59 months	117,976,116	4,641,585	2,917,862	4,693,326	12,252,773	130,228,889
60+ months	758,435,883	21,563,504	13,334,622	20,587,802	55,485,928	813,921,811

Tax advance loans	2,772,634	1,504,446	22,376	70,061	1,596,883	4,369,517
Total gross loans	1,111,726,572	40,572,535	27,655,734	45,681,077	113,909,346	1,225,635,918
Unearned interest, insurance and fees	(282,034,628)	(7,588,025)	(7,590,060)	(12,107,391)	(27,285,476)	(309,320,104)
Total net loans	$829,691,944	$32,984,510	$20,065,674	$33,573,686	$86,623,870	$916,315,814

Percentage of period-end gross loans receivable		3.3%	2.3%	3.7%	9.3%

The following table provides a breakdown of the Company’s gross loans receivable by current payment performance on a contractual basis and year of origination at March 31, 2026:

		Days Past Due - Contractual Basis
Loans	Current	30 - 60	61 - 90	Over 90	Total Past Due	Total Loans
0 to 5 months	$77,775,686	$6,761,770	$7,574,752	$15,977,787	$30,314,309	$108,089,995
6 to 17 months	90,705,627	3,843,520	3,507,051	6,467,404	13,817,975	104,523,602
18 to 35 months	87,506,104	2,747,848	2,267,411	4,625,126	9,640,385	97,146,489
36 to 59 months	121,309,557	3,525,496	2,813,887	5,745,070	12,084,453	133,394,010
60+ months	769,274,274	18,880,012	14,303,605	26,853,215	60,036,832	829,311,106

Tax advance loans	4,289,213	2,110,901	20,317	102,690	2,233,908	6,523,121
Total gross loans	1,150,860,461	37,869,547	30,487,023	59,771,292	128,127,862	1,278,988,323
Unearned interest, insurance and fees	(294,911,485)	(6,127,896)	(8,334,364)	(15,690,493)	(30,152,753)	(325,064,238)
Total net loans	$855,948,976	$31,741,651	$22,152,659	$44,080,799	$97,975,109	$953,924,085

Percentage of period-end gross loans receivable		3.0%	2.4%	4.7%	10.1%

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

The following table presents unpaid accrued interest reversed against interest income by Customer Tenure for the years ended March 31, 2026, 2025 and 2024:

	Unpaid Accrued Interest Reversed Against Interest Income
	2026	2025	2024
Customer Tenure
0 to 5 months	$(7,813,423)	$(5,983,271)	$(5,337,474)
6 to 17 months	(3,691,985)	(2,960,850)	(3,251,451)
18 to 35 months	(2,421,881)	(3,025,057)	(3,382,070)
36 to 59 months	(2,626,135)	(3,272,098)	(4,056,209)
60+ months	(12,573,769)	(12,138,391)	(10,494,632)
Total	$(29,127,193)	$(27,379,667)	$(26,521,836)

The following table presents the amortized cost basis of loans on nonaccrual status as of March 31, 2026 and March 31, 2025, as well as interest income recognized on nonaccrual loans for the years ended March 31, 2026, 2025, and 2024:

	Nonaccrual Loans Receivable
Customer Tenure	As of March 31, 2026	As of March 31, 2025	Interest Income Recognized Fiscal 2026	Interest Income Recognized Fiscal 2025	Interest Income Recognized Fiscal 2024
0 to 5 months	$23,611,680	$19,169,040	$1,090,263	$791,235	$1,024,573
6 to 17 months	10,432,434	8,510,132	1,072,224	986,271	1,522,705
18 to 35 months	7,455,208	10,024,500	1,283,231	1,495,744	1,730,680
36 to 59 months	9,463,186	12,151,649	1,550,305	1,837,922	2,364,522
60+ months	44,878,571	52,154,586	7,179,310	6,422,145	6,547,368

Unearned interest, insurance and fees	(22,531,096)	(23,775,911)	—	—	—
Total	$73,309,983	$78,233,996	$12,175,333	$11,533,317	$13,189,848

As of March 31, 2026 and March 31, 2025, there were no loans receivable 61 days or more past due, not on nonaccrual status, and no loans receivable on nonaccrual status with no related allowance for credit losses.

The following is a summary of the changes in the allowance for credit losses for the years ended March 31, 2026, 2025, and 2024:

	2026	2025	2024
Balance at beginning of period	$103,347,129	$102,962,811	$125,552,733
Provision for credit losses	188,602,351	169,215,395	156,973,220
Charge-offs	(198,013,481)	(190,796,232)	(210,544,759)
Recoveries[2]	18,111,279	21,965,155	30,981,617
Net charge-off	(179,902,202)	(168,831,077)	(179,563,142)
Balance at end of period	$112,047,278	$103,347,129	$102,962,811

(4)Variable Interest Entity

The Company transfers pools of eligible loans receivable to the Warehouse to secure debt for general funding purposes. The Warehouse, a SPE of the Company, is considered a VIE under ASC 810, Consolidation, and is consolidated into the financial statements of the Company as the Company is determined to be the primary beneficiary of the Warehouse.

Debt under the Warehouse Facility is supported by the expected cash flows from the underlying collateralized loans receivable. Collections on these loans receivable are remitted to a restricted cash collection account, which totaled $15.6 million as of March 31, 2026. The Company also maintains a restricted cash reserve account, which totaled $2.0 million as of March 31, 2026. Cash inflows from the pledged loans receivable are distributed in accordance with the Credit Agreement's monthly contractual priority of payments, which include the Warehouse's lenders and service providers. Additionally, the Warehouse pays a servicing fee to the Company, which is eliminated in consolidation, as the Company continues to service the loans receivable transferred to the Warehouse. Cash inflows remaining after the contractual payments are distributed to the Company, which is permitted under the Credit Agreement.

The following table presents the assets and liabilities of our consolidated VIE:

2 Recoveries for the year ended March 31, 2026, 2025, and 2024 include $8.2 million, $12.0 million, and $19.3 million, respectively, in proceeds related to the sale of charge-offs, which are included as a component of Provision for credit losses in the Consolidated Statements of Operations. The $8.2 million in fiscal 2026 relates to recurring sales of charge-offs. Of the $12.0 million in fiscal 2025, $1.5 million relates to bulk sales of charge-offs from prior periods and $10.5 million relates to recurring sales of charge-offs. Of the $19.3 million in fiscal 2024, $5.7 million relates to bulk sales of charge-offs from prior periods and $13.6 million relates to recurring sales of charge-offs.

	March 31, 2026	March 31, 2025[3]
ASSETS
Gross loans receivable	$228,285,593	$—
Less:
Unearned interest, insurance and fees	(59,193,501)	—
Allowance for credit losses	(18,563,362)	—
Loans receivable, net	150,528,730	—
Restricted cash	17,636,232	—
Other assets, net	2,900,036	—
Total assets	$171,064,998	$—
LIABILITIES
Warehouse facility	$143,293,355	$—
Accounts payable and accrued expenses	855,839	—
Total liabilities	$144,149,194	$—

(5)Property and Equipment

Property and equipment consist of:

	March 31, 2026	March 31, 2025
Land	$44,443	$100,443
Building and leasehold improvements	21,621,938	20,869,323
Furniture and equipment	60,352,125	59,465,807
	82,018,506	80,435,573
Less accumulated depreciation and amortization	(64,587,892)	(60,669,785)
Total	$17,430,614	$19,765,788

Depreciation expense was approximately $5.8 million, $6.3 million, and $6.7 million for the years ended March 31, 2026, 2025, and 2024, respectively.

(6)Intangible Assets

The following table provides the gross carrying amount and related accumulated amortization of definite-lived intangible assets:

	March 31, 2026			March 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Intangible Asset	Gross Carrying Amount	Accumulated Amortization	Net Intangible Asset
Customer lists	$55,858,615	$(51,654,553)	$4,204,062	$55,858,615	$(48,489,153)	$7,369,462
Non-compete agreements	10,534,749	(10,529,396)	5,353	10,534,749	(10,509,630)	25,119
Total	$66,393,364	$(62,183,949)	$4,209,415	$66,393,364	$(58,998,783)	$7,394,581

The estimated amortization expense for intangible assets for future fiscal years ended March 31 is as follows: $2.7 million for 2027; $0.9 million for 2028; $0.4 million for 2029; $0.1 million for 2030; $40.5 thousand for 2031; and an aggregate of $0.1 million for the years thereafter.

3 Column is intentionally left blank as the warehouse facility was established in September of 2025.

(7)Goodwill

As of March 31, 2026 and 2025, goodwill was $7.4 million. There were no goodwill additions during fiscal 2026 and 2025. The Company performed an annual impairment test during the fourth quarters of fiscal 2026 and 2025 and determined none of its recorded goodwill was impaired.

(8)Debt

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

At March 31, 2026, the Company had $443.9 million outstanding under the facility, not including $816.1 thousand in outstanding standby letters of credit which include (i) $200.0 thousand related to worker's compensation expiring on October 16, 2026 and (ii) $616.1 thousand related to the Company's investment in captive insurance expiring on March 1, 2027. Both letters of credit automatically extend for one year on their expiration dates. To the extent that a letter of credit is drawn upon, the disbursement will be funded by the Revolving Credit Facility. There are no amounts due related to the letters of credit as of March 31, 2026. At March 31, 2026, subject to a borrowing base formula, the Company may borrow at the rate of one-month SOFR plus 0.10% and an applicable margin of 3.5%, with a minimum rate of 4.5%. The Revolving Credit Agreement has a commitment fee of 0.50% per annum on the unused portion of the commitment. Commitment fees on the unused portion of the Revolving Credit Facility and the Prior Credit Agreement totaled $0.9 million, $1.6 million, and $1.6 million for the years ended March 31, 2026, 2025, and 2024, respectively.

For the years ended March 31, 2026, 2025, and 2024 the Company’s effective interest rate, including the commitment fee and amortization of debt issuance costs, was 8.3%, 9.5%, and 9.9%, respectively, as it relates to the Revolving Credit Facility and Prior Credit Agreement. At March 31, 2026, the unused amount available under the Revolving Credit Facility was $90.1 million. Borrowings under the revolving credit facility mature on July 22, 2028.

At March 31, 2026, substantially all of the Company’s assets, with the exception of loans receivable pledged to the Warehouse, were pledged as collateral for borrowings under the Revolving Credit Agreement.

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

The Credit Agreement provides for a revolving $175.0 million warehouse facility (the “Warehouse Facility”) and is secured by certain consumer loan receivables that were directly originated by certain of the Company’s subsidiaries. At March 31, 2026, $143.3 million was outstanding under the Company's Warehouse Facility. As of March 31, 2026, the Company may borrow at the rate of one-month SOFR plus 0.11448% and an applicable margin of 3.0%, with a minimum rate of 4.0%. The Credit Agreement has a commitment fee of 0.50% per annum on the unused portion of the commitment.

Commitment fees on the unused portion of the borrowing totaled $0.2 million for the twelve months ended March 31, 2026.

For the year ended March 31, 2026, the Company’s effective interest rate, including the commitment fee and amortization of debt issuance costs, was 6.7%. At March 31, 2026, the unused amount available under the Warehouse Facility was $31.7 million. Borrowings under the Warehouse Facility have an expected maturity date of September 29, 2027.

Notes Redemption

On September 27, 2021, the Company issued $300 million in aggregate principal amount of 7.0% senior notes due November 2026 (the "Notes"). On July 22, 2025, an irrevocable notice of full redemption (the “Notice”) of the Notes was delivered to the holders of the Notes. The Notice called for the redemption of all of the outstanding Notes (the “Redemption”) on August 29, 2025 (the “Redemption Date”) at a redemption price equal to 101.75% of the principal amount of the Notes, plus accrued and unpaid interest, if any, to, but not including, the Redemption Date. The aggregate principal amount of the Notes redeemed was $168.3 million. The Redemption was made in accordance with the terms and conditions of the Notes and the indenture governing the Notes. As a result of the Redemption, the Company recognized an additional $3.7 million in interest expense, for which $3.0 million represents an early redemption premium and $0.7 million represents the write-off of the remaining unamortized debt issuance costs associated with the Notes.

During the year ended March 31, 2026 and prior to the Redemption, the Company repurchased and extinguished $17.0 million of its Notes, net of $0.1 million unamortized debt issuance costs related to the extinguished debt, on the open market for a reacquisition price of $17.0 million. During fiscal 2025, the Company repurchased and extinguished $89.0 million of its Notes, net of $0.6 million unamortized debt issuance costs related to the extinguished debt, on the open market for a reacquisition price of $88.0 million.

For the year ended March 31, 2026, the Company recognized a $3.7 million loss on extinguishment. For the fiscal years ended 2025 and 2024, the Company recognized a $1.0 million and $1.6 million gain on extinguishment, respectively. In accordance with ASC 470, the Company recognized the gain and loss on extinguishments as a component of interest expense in the Company's Consolidated Statements of Operations.

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

The Company was in compliance with these covenants at March 31, 2026, after giving effect to a Consent and Limited Modification to the Net Income Available for Fixed Charges to Fixed Charges ratio entered on May 22, 2026 as further discussed in Note 19 to the Consolidated Financial Statements. The Company does not believe that these covenants will materially limit its business and expansion strategy.

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

The Company was in compliance with these covenants at March 31, 2026, and does not believe that these covenants will materially limit its business and expansion strategy.

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

Debt Maturities

As of March 31, 2026, the aggregate annual maturities of the Company's debt arrangements for each of the five fiscal years subsequent to March 31, 2026 were as follows:

2027	$—
2028	143,293,355
2029	443,935,446
2030	—
2031	—
Total future debt payments	$587,228,801

(9)Insurance and Other Income

Insurance and other income for the years ending March 31, 2026, 2025, and 2024 consist of:

	2026	2025	2024
Insurance revenue	$47,698,863	$49,471,282	$59,237,299
Tax return preparation revenue	40,369,060	36,498,357	29,096,424
Auto club membership revenue	5,688,914	5,662,340	8,041,245
Other	6,579,688	7,448,540	7,907,619
Insurance and other income	$100,336,525	$99,080,519	$104,282,587

(10)Non-filing Insurance

The Company maintains non-filing insurance coverage with an unaffiliated insurance company. The following is a summary of the non-filing insurance activity for the years ended March 31, 2026, 2025, and 2024:

	2026	2025	2024
Insurance premiums written	$8,498,577	$7,526,503	$7,103,355
Recoveries on claims paid	$1,090,858	$981,984	$986,384
Claims paid	$7,468,899	$7,399,215	$7,426,712

(11)Leases

Accounting Policies and Matters Requiring Management's Judgment

When evaluating leases under Topic 842, the Company uses its incremental borrowing rate on its revolving credit facility to determine the discount rate. Specifically, Management applies its revolving credit facility's effective annual interest rate at the end of the prior fiscal year to leases entered into in the following year. For example, the revolving credit facility's effective annual interest rate of 9.5% at March 31, 2025 was used as the discount rate when determining the lease type and the present value of lease payments for leases entered into in fiscal 2026.

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

As of March 31, 2026 and 2025, the Company had no finance leases.

The following table reports information about the Company's lease costs for the years ended March 31, 2026, 2025, and 2024:

	2026	2025	2024
Lease Cost
Operating lease cost	$24,947,796	$25,244,452	$25,291,087
Variable lease cost	3,892,761	3,958,271	3,823,435
Total lease cost	$28,840,557	$29,202,723	$29,114,522

The following table reports other information about the Company's leases for the years ended March 31, 2026, 2025, and 2024:

	2026	2025	2024
Other Lease Information
Cash paid for amounts included in the measurement of lease liabilities	$24,950,992	$25,158,809	$25,292,363
Operating cash flows from operating leases	24,950,992	25,158,809	25,292,363
ROU assets obtained in exchange for new operating lease liabilities	$14,614,762	$16,102,245	$18,024,157
Weighted average remaining lease term — operating leases	6.2 years	6.4 years	6.8 years
Weighted-average discount rate — operating leases	7.6%	7.0%	6.3%

The aggregate annual lease obligations as of March 31, 2026, are as follows:

Operating Leases
2027	$21,805,264
2028	18,113,040
2029	13,797,082
2030	10,321,919
2031	7,023,870
Thereafter	21,697,700
Total undiscounted lease liability	$92,758,875
Imputed interest	18,794,167
Total discounted lease liability	$73,964,708

The Company had no leases with related parties as of March 31, 2026 or 2025.

(12)Income Taxes

Effective March 31, 2026, the Company adopted Accounting Standard Update (ASU) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, retrospective to April 1, 2023. The amendments in this ASU address investor requests for more transparency about income tax information through improvements to income tax disclosures, primarily related to an entity’s effective tax rate reconciliation and income taxes paid information.

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

Income tax expense (benefit) for the years indicated below consists of:

	Current	Deferred	Total
Year ended March 31, 2026
Federal	$16,171,106	$(6,527,720)	$9,643,386
State and local	1,574,975	(561,870)	1,013,105
	$17,746,081	$(7,089,590)	$10,656,491

Year ended March 31, 2025
Federal	$21,453,743	$(2,861,984)	$18,591,759
State and local	3,138,466	342,001	3,480,467
	$24,592,209	$(2,519,983)	$22,072,226

Year ended March 31, 2024
Federal	$9,592,743	$8,246,248	$17,838,991
State and local	1,732,162	2,387,285	4,119,447
	$11,324,905	$10,633,533	$21,958,438

The differences between income taxes expected at the U.S. federal statutory income tax rate of 21% and the reported income tax expense for the years ended March 31, 2026, 2025 and 2024 are summarized as follows:

	2026		2025		2024
US federal statutory tax rate	$9,500,928	21.0%	$23,376,151	21.0%	$20,791,004	21.0%
State and local income taxes, net of federal tax effect	800,353	1.8%	2,748,295	2.5%	3,254,363	3.3%
Tax credits
Historic tax credits	(961,138)	(2.1)%	(871,938)	(0.8)%	(427,512)	(0.4)%
Energy-related tax credits	(612,353)	(1.4)%	(887,089)	(0.8)%	(451,800)	(0.5)%
Other	(44,785)	(0.1)%	(163,685)	(0.1)%	(154,779)	(0.2)%
Nontaxable or nondeductible items
Forfeiture of the $20.45 Performance Shares and the $16.35 Performance Shares	—	—%	(2,587,552)	(2.3)%	—	—%
Permanent effect of the bargain purchase of loans	—	—%	—	—%	(1,090,068)	(1.1)%
Excess tax benefits related to equity awards	(578,321)	(1.3)%	(182,098)	(0.2)%	(347,806)	(0.4)%
Other	764,062	1.7%	676,757	0.6%	413,831	0.4%
Changes in unrecognized tax benefits	1,619,698	3.6%	17,537	—%	16,406	—%
Other adjustments	168,047	0.4%	(54,152)	—%	(45,201)	—%
Effective tax rate	$10,656,491	23.6%	$22,072,226	19.8%	$21,958,438	22.2%

As of March 31, 2026 and 2025, investment in HTC was $10.1 million and $15.9 million, respectively, which is included as a component of Other assets, net and Accounts payable and accrued expenses in the Consolidated Balance Sheets. The Company recognized net amortization from these investments of $13.6 million and $17.8 million for the years ended March 31, 2026 and 2025, respectively, in income tax expense. The Company recognized tax benefits from these investments of $15.1 million and $19.6 million during the years ended March 31, 2026 and 2025, respectively, in income tax expense and in Income taxes payable in the Consolidated Statements of Cash Flows. The Company did not recognize any non-tax related activity or have any significant modifications to its investments during the current fiscal year.

For fiscal 2026, listed in descending order of financial impact, Illinois and Missouri made up the majority of the state and local tax expense. For fiscal 2025, listed in descending order of financial impact, Illinois, Tennessee, Georgia and Kentucky made up the majority of the state and local tax expense. For fiscal 2024, listed in descending order of financial impact, Georgia, Tennessee, Illinois and Oklahoma made up the majority of the state and local tax expense.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at March 31, 2026 and 2025 are presented below:

	2026	2025
Deferred tax assets:
Allowance for credit losses	$28,043,502	$25,693,205
Unearned insurance commissions	9,144,092	9,407,895
Accrued expenses primarily related to employee benefits	6,555,260	6,181,990
Reserve for uncollectible interest	1,021,502	993,241
Lease liability	18,153,116	19,359,479
Intangible assets	2,107,831	1,965,939
Deferred revenue	1,007,892	860,594
Tax credit carryforward	11,483,737	5,639,649
Capital loss carryforward	38,142	192,767
State net operating loss carryforwards	6,545,857	6,005,260
Gross deferred tax assets	84,100,931	76,300,019
Less valuation allowance	(9,086,610)	(8,695,894)
Net deferred tax assets	75,014,321	67,604,125

Deferred tax liabilities:
Fair value adjustment for loans receivable	$(9,840,020)	$(7,713,732)
Property and equipment	(2,909,283)	(3,510,245)
Deferred loan origination costs	(1,452,377)	(1,366,926)
Prepaid expenses	(1,557,466)	(1,529,317)
ROU assets	(17,546,267)	(18,750,736)
Other	(467,650)	(581,501)
Gross deferred tax liabilities	(33,773,063)	(33,452,457)

Deferred income taxes, net	$41,241,258	$34,151,668

Income taxes paid (net of refunds) consisted of the following jurisdictions for the years ended March 31, 2026, 2025 and 2024 are presented below:

	2026	2025	2024
Federal	$12,960,932	$13,839,346	$12,453,502
State and local	1,805,494	1,428,672	1,161,822
Total	$14,766,426	$15,268,018	$13,615,324

At March 31, 2026, the Company had stated net operating loss carryforwards of approximately $111.0 million. A deferred tax asset of approximately $6.5 million was recorded to reflect the benefit of these losses. Of this $6.5 million, $0.8 million is expected to be recognized. The state net operating loss carryforward will expire between 2031 and 2044.

The valuation allowance for deferred tax assets increased by $0.4 million for the year ended March 31, 2026, when compared to March 31, 2025. The valuation allowance at March 31, 2026 and 2025 was $9.1 million and $8.7 million, respectively. The valuation allowance against the total deferred tax assets as of March 31, 2026 consisted of $5.8 million from state net operating loss carryforwards in the amount of $92.0 million, which expire from 2031 to 2044, a foreign tax credit carryforward of $3.3 million arising in relation to the Transition Tax during fiscal 2018, which expires in 2028, and $40.0 thousand related to the $0.2 million capital loss on the sale of the former headquarters buildings, which expires in 2027. The Company does not expect to generate enough foreign source income, state taxable income in the respective jurisdictions or capital gains in future tax years to realize these tax attributes. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. In order to fully realize the deferred tax asset, the Company will need to generate future taxable income of the appropriate character prior to the expiration of the deferred tax assets governed by the tax code.

For the years ended March 31, 2026, 2025, and 2024, the Company had $0.5 million, $1.1 million and $1.1 million, respectively, of total gross unrecognized tax benefits including interest. Of these totals, approximately $0.4 million, $0.9 million and $0.9 million, respectively, represents the amount of net unrecognized tax benefits that are permanent in nature and, if recognized, would affect the annual effective tax rate.

A reconciliation of the beginning and ending amount of unrecognized tax benefits at March 31, 2026, 2025, and 2024 are presented below:

	2026	2025	2024
Unrecognized tax benefit balance beginning of year	$740,616	$748,289	$818,225
Gross increases for tax positions of current year	107,233	73,696	105,531
Gross increases for tax positions of prior years	1,003,507	—	—
Settlements with tax authorities	(1,339,847)	—	—
Lapse of statute of limitations	(112,121)	(81,369)	(175,467)
Unrecognized tax benefit balance end of year	$399,388	$740,616	$748,289

The Company’s continuing practice is to recognize interest and penalties related to income tax matters in income tax expense. For the years ended March 31, 2026, 2025, and 2024, the Company had $0.1 million, $0.3 million and $0.3 million, respectively, accrued for gross interest, of which $0.8 million, $0.1 million and $0.1 million, respectively, represented the current period expense for the years ended March 31, 2026, 2025, and 2024.

(13)Earnings Per Share

The following is a reconciliation of the numerators and denominators of the basic and diluted EPS calculations:

	For the year ended March 31, 2026
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS
Net income available to common shareholders	$34,586,024	4,941,307	$7.00

Effect of dilutive securities options and restricted stock	—	84,474

Diluted EPS
Net income available to common shareholders including dilutive securities	$34,586,024	5,025,781	$6.88

	For the year ended March 31, 2025
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS
Net income available to common shareholders	$89,242,722	5,425,483	$16.45

Effect of dilutive securities options and restricted stock	—	81,502

Diluted EPS
Net income available to common shareholders including dilutive securities	$89,242,722	5,506,985	$16.21

	For the year ended March 31, 2024
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS
Net income available to common shareholders	$77,046,344	5,748,554	$13.40

Effect of dilutive securities options and restricted stock	—	113,346

Diluted EPS
Net income available to common shareholders including dilutive securities	$77,046,344	5,861,900	$13.14

Options to purchase 146,503, 255,669, and 293,695 shares of common stock at various prices were outstanding during the years ended March 31, 2026, 2025, and 2024, respectively, but were not included in the computation of diluted EPS because the option exercise price was antidilutive.

(14)Benefit Plans

Retirement Plan

The Company provides a defined contribution employee benefit plan (401(k) plan) covering full-time employees, whereby employees can invest up to the maximum designated for that year. The Company matches 50% of each employee's contributions up to the first 6% of the employee's eligible compensation, providing a maximum employer contribution of 3% of compensation. The Company's expense under this plan was $1.5 million, $1.6 million, and $1.5 million, for the years ended March 31, 2026, 2025, and 2024, respectively.

Supplemental Executive Retirement Plan

The Company has instituted two supplemental executive retirement plans, which are non-qualified executive benefit plans in which the Company agrees to pay certain executives additional benefits in the future, usually at retirement, in return for continued employment by the executives. The SERPs are unfunded plans, and, as such, there are no specific assets set aside by the Company in connection with the establishment of the plans. The executives have no rights under the agreements beyond those of a general creditor of the Company. For each of the years ended March 31, 2026, 2025, and 2024, contributions of $0.5 million were charged to expense related to the SERP. The unfunded liability, which is included as a component of accounts payable and accrued expenses in the Company's Consolidated Balance Sheets, was $5.1 million and $5.3 million as of March 31, 2026 and 2025, respectively.

For the three years presented, the unfunded liability was estimated using the following assumptions: an annual salary increase of 3.5% for all 3 years; a discount rate of 6.0% for all 3 years; and a retirement age of 65.

Executive Deferred Compensation Plan

The Company has an Executive Deferral Plan. Eligible executives and directors may elect to defer all or a portion of their incentive compensation to be paid under the Executive Deferral Plan. As of March 31, 2026 and 2025, no executive or director had deferred any compensation under this plan.

Stock Incentive Plans

The Company maintains the 2008 Plan, the 2011 Plan, the 2017 Plan and the 2025 Plan for the benefit of certain directors, officers, and key employees. Under these plans, a total of 3,750,000 shares of authorized common stock have been reserved for issuance pursuant to grants approved by the Compensation Committee. At March 31, 2026, there were a total of 698,117 shares of common stock available for grant under the 2017 Plan and no shares of common stock remaining available for grant under the 2008 or 2011 plan. No awards have been granted under the 2025 Plan as of March 31, 2026.

Stock options granted under these plans have a maximum term of 10 years. Service Options and Restricted Stock granted under these plans typically vest in three equal annual installments, beginning on the first anniversary of the grant date, subject to each respective employee’s continued employment at the Company through each applicable vesting date or otherwise provided under the terms of the applicable award agreement or applicable employment agreement. The performance vesting conditions associated with Performance Shares and Performance Options are further discussed below within this Note 14 to the Consolidated Financial Statements.

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

Under the long-term incentive program, up to 100% of the shares of restricted stock subject to the Performance Shares could have vested, if at all, based on the achievement of two trailing earnings per share performance targets established by the Compensation Committee that are based on earnings per share (measured at the end of each calendar quarter, commencing with the calendar quarter ending September 30, 2019) for the previous four calendar quarters. The Performance Shares were eligible to vest over the 2018 Performance Share Measurement Period subject to each respective employee’s continued employment at the Company through the last day of the 2018 Performance Share Measurement Period (or as otherwise provided under the terms of the applicable award agreement or applicable employment agreement).

The Performance Share performance targets were set forth below.

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

The Performance Options could have fully vested if the Company attained a trailing $25.30 EPS target over four consecutive calendar quarters occurring between September 30, 2018 and March 31, 2025. During the second quarter of fiscal 2024, it was determined that achievement of this target was no longer probable. As a result and in accordance with ASC 718, the Company reversed $4.9 million in previously recognized stock-based compensation related to these Performance Options during the second quarter of fiscal 2024. The EPS target was not met and, accordingly, no Performance Options vested and all such Performance Options were forfeited by their terms as of March 31, 2025.

2024 and 2025 Long-term Incentive Program and Non-Employee Director Awards

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

Up to 100% of the shares of restricted stock subject to the 2024 Performance Shares could have vested, if at all, based on the achievement of certain performance goals established by the Compensation Committee related to company operational performance metrics during the 2024 Performance Share Measurement Period, for which achievement must be certified by the Compensation Committee. The 2024 Performance Shares were eligible to vest over the 2024

Performance Share Measurement Period, subject to each respective employee’s continued employment at the Company through the last day of the 2024 Performance Share Measurement Period or otherwise provided under the terms of the applicable award agreement or applicable employment agreement.

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

On December 31, 2025, 6,132 of 23,500 2024 Performance Options were forfeited as a result of certain company operational performance metrics not being achieved during the 2024 Performance Share Measurement Period. The achievement of the remaining 17,368 performance options was certified by the Compensation Committee on January 21, 2026, and began vesting on January 30, 2026 as described above.

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

Stock Options

The weighted-average fair value at the grant date for options issued during the years ended March 31, 2026, 2025, and 2024 was $86.69, $58.73, and $69.00 per share, respectively. This fair value was estimated at grant date using the weighted-average assumptions listed below.

	2026	2025	2024
Dividend yield	—%	—%	—%
Expected volatility	55.37%	59.50%	62.55%
Average risk-free interest rate	3.60%	4.38%	4.69%
Expected life	4.4 years	4.5 years	4.6 years

Option activity for the year ended March 31, 2026 was as follows:

	Shares		Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding, beginning of year	169,154		$111.55
Granted	416		179.28
Exercised	(26,609)		102.89
Forfeited	(7,218)		111.78
Expired	(934)		189.45
Options outstanding, end of period	134,809	[4]	$112.92	4.68	$3,637,710
Options exercisable, end of period	112,772		$112.63	3.90	$3,155,485

The aggregate intrinsic value reflected in the table above represents the total pre-tax intrinsic value (the difference between the closing stock price on March 31, 2026 and the exercise price, multiplied by the number of in-the-money options that are currently exercisable) that would have been received by option holders had all option holders exercised their options as of March 31, 2026. This amount will change as the stock's market price changes. The total intrinsic value and tax benefit of options exercised during the years ended March 31, 2026, 2025, and 2024 were as follows:

	2026	2025	2024
Intrinsic value of options exercised	$1,551,760	$961,758	$1,556,871
Tax benefit of options exercised	$380,181	$235,631	$381,433

The total fair value of stock options vested during the years ended March 31, 2026, 2025, and 2024 were $733,598, $2,193,533 and $2,466,706, respectively.

As of March 31, 2026, total unrecognized stock-based compensation expense related to non-vested stock options amounted to approximately $0.6 million, which is expected to be recognized over a weighted-average period of approximately 1.6 years.

Restricted Stock and Performance Shares

During fiscal 2026, the Company granted 183,500 shares of restricted stock (which are equity classified), to certain vice presidents, senior vice presidents, executive officers, and non-employee directors with a grant date weighted average fair value of $156.72 per share.

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

The total fair value of restricted stock vested during the years ended March 31, 2026, 2025, and 2024 were $23,271,732, $7,293,854, and $7,796,666, respectively.

As of March 31, 2026, there was approximately $15.6 million of unrecognized compensation cost related to unvested restricted stock awards, which is expected to be recognized over the next 1.5 years based on current estimates.

4 Of the 134,809 options outstanding, 9,450 are not yet exercisable based solely on fulfilling a service condition and another 12,587 are not yet exercisable based solely on fulfilling a performance condition.

A summary of the status of the Company’s restricted stock as of March 31, 2026 and changes during the year ended March 31, 2026, are presented below:

	Shares	Weighted Average Fair Value at Grant Date

Outstanding at March 31, 2025	159,683	$105.52
Granted during the period	183,500	156.72
Vested during the period	(166,652)	107.99
Forfeited during the period	(4,031)	145.99
Outstanding at March 31, 2026	172,500	$156.65

Total Stock-Based Compensation

Total stock-based compensation included as a component of personnel expenses in the Company's Consolidated Statements of Operations during the years ended March 31, 2026, 2025, and 2024 was as follows:

	2026	2025	2024
Stock-based compensation related to equity classified units:
Stock-based compensation (reversal) related to stock options	$1,017,145	$607,275	$(3,754,209)
Stock-based compensation (reversal) related to restricted stock	18,325,357	(20,296,243)	2,071,122
Total stock-based compensation related to equity classified awards	$19,342,502	$(19,688,968)	$(1,683,087)

(15)Acquisitions

The Company evaluates each set of assets and activities it acquires to determine if the set meets the definition of a business according to FASB ASC Topic 805-10-55. Acquisitions meeting the definition of a business are accounted for as a business combination while all other acquisitions are accounted for as an asset purchase.

The following table sets forth the acquisition activity of the Company for the years ended March 31, 2026, 2025, and 2024:

	2026	2025	2024
Acquisitions:
Number of loan portfolios acquired through asset purchases	—	6	1

Purchase price	$—	$18,947,294	$1,978,815
Tangible assets:
Loans receivable, net	—	18,812,693	2,133,410

Purchase price amount over (below) carrying value of net tangible assets[5]	$—	$134,601	$(154,595)

Customer lists	$—	$127,995	$—
Non-compete agreements	—	6,606	—

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

Acquisitions that are accounted for as asset purchases are typically limited to acquisitions of loan portfolios. The purchase price is allocated to the tangible assets and intangible assets acquired based upon their estimated fair values at the acquisition date. In an asset purchase, no goodwill is recorded. When the cost of an asset acquisition is less than the fair value of the net assets acquired, the benefit is allocated to nonmonetary long-lived assets acquired on a relative fair value basis. However, any assets for which the subsequent application of GAAP would result in an immediate gain (e.g., financial assets, assets held for sale) are not allocated a portion of the cost below fair value. Any remaining benefit is recorded as a discount on purchase, which is a component of Unearned interest, insurance and fees in the Company's Consolidated Balance Sheets, and is amortized over the life of loans receivable acquired. Unamortized discount on purchases as of March 31, 2026 and 2025 was $23.1 thousand and $382.0 thousand, respectively.

The Company’s acquisitions include tangible assets (generally loans and furniture and equipment) and intangible assets (generally non-compete agreements, customer lists, and goodwill), both of which are recorded at their fair values, which are estimated pursuant to the processes described below.

Acquired loans are valued at the net loan balance. Given the short-term nature of these loans, generally less than twelve months, and that these loans are priced at current rates, management believes the net loan balances approximate their fair value. Under CECL, acquired loans are included in the reserve calculations for all loan types (excluding TALs). Management includes recent acquisition activity compared to historical activity when considering reasonable and supportable forecasts as it relates to assessing the adequacy of the allowance for expected credit losses. The Company did not acquire any loans that would qualify as PCDs during the years ended March 31, 2026, 2025, and 2024.

Furniture and equipment are valued at the specific purchase price as agreed to by both parties at the time of acquisition, which management believes approximates their fair values.

5 For acquisitions of loan portfolios at a discount during the year ended March 31, 2024, the Company recorded a $154.6 thousand gain before income tax of $41.9 thousand, which is included as a component of Insurance and other income, net in the Consolidated Statements of Operations.

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

(16)Fair Value

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

As of March 31, 2026, the Company’s financial instruments consist of cash and restricted cash, loans receivable, net, a revolving credit facility and a warehouse facility. Loans receivable are originated at prevailing market rates and have an average life of up to twelve months. Given the short-term nature of these loans, they are continually repriced at current market rates. The Company’s revolving credit facility and warehouse facility have a variable rate based on a margin over SOFR and reprices with any changes in SOFR. The Company also considered its creditworthiness in its determination of fair value.
The carrying amounts and estimated fair values of financial assets and liabilities disclosed but not carried at fair value and their level within the fair value hierarchy are summarized below.

		March 31, 2026		March 31, 2025
	Input Level	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
ASSETS
Cash	1	$6,071,077	$6,071,077	$4,714,459	$4,714,459
Restricted cash	1	23,303,453	23,303,453	5,015,837	5,015,837
Loans receivable, net	3	841,876,807	841,876,807	812,968,685	812,968,685

LIABILITIES
Senior unsecured notes payable	2	—	—	184,418,211	182,754,759
Revolving credit facility	3	443,935,446	443,935,446	262,451,475	262,451,475
Warehouse facility	3	143,293,355	143,293,355	—	—

As discussed in Note 8 to the Consolidated Financial Statements, the senior unsecured notes payable were fully redeemed during the fiscal year ended March 31, 2026. The fair value of the senior unsecured notes payable at March 31, 2025 was estimated based on quoted prices in markets that are not active. There were no significant assets or liabilities measured at fair value on a non-recurring basis as of March 31, 2026 and 2025.

(17)Quarterly Information (Unaudited)

The following sets forth selected quarterly operating data:

	Fiscal 2026				Fiscal 2025
	First	Second	Third	Fourth	First	Second	Third	Fourth
	(Dollars in thousands, except for earnings per share data)
Total revenues	$132,775	$134,848	$141,637	$175,907	$129,801	$131,729	$138,955	$163,688
Provision for credit losses	50,516	49,841	51,423	36,822	45,419	46,669	44,103	33,024
General and administrative expenses	70,360	71,968	78,057	81,493	61,412	46,355	67,223	65,940
Interest expense	9,630	14,343	12,786	12,684	9,769	10,457	11,294	11,190
Income tax expense (benefit)	684	358	(4)	9,618	3,050	5,882	2,706	10,434
Net income (loss)	$1,585	$(1,662)	$(625)	$35,290	$10,151	$22,366	$13,629	$43,100

Net income (loss) per common share:
Basic	$0.30	$(0.33)	$(0.13)	$7.53	$1.85	$4.09	$2.51	$8.11
Diluted	$0.30	$(0.33)	$(0.13)	$7.44	$1.82	$4.03	$2.49	$7.91

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

(18)Commitments and Contingencies

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

(19)Subsequent Events

Resignation of President and Chief Executive Officer

On April 10, 2026, R. Chad Prashad informed the Company of his resignation from his positions as President and Chief Executive Officer and as a member of the Company’s Board of Directors, effective April 10, 2026, in order to pursue other opportunities. Mr. Prashad’s resignation from the Board is not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices. The Company and Mr. Prashad have agreed that Mr. Prashad’s resignation will be treated as a termination by the Company without cause (other than in connection with a change in control) for all purposes under his employment agreement and related equity award agreements with the Company.

In connection with his departure from the Company, Mr. Prashad and the Company entered into a separation agreement and general release (the “Separation Agreement”) with an effective separation date of April 10, 2026 (the “separation date”). Consistent with the requirements of Mr. Prashad’s employment agreement for a termination by the Company without cause and the Company’s customary practices, under the Separation Agreement Mr. Prashad is entitled to receive the following: (i) a lump sum payment of his accrued base salary, vacation pay, and expenses, as well as vested benefits under any Company benefit plans or programs, through the separation date; (ii) severance pay in the amount of $1,260,000, payable over 24 months; (iii) accelerated vesting of his outstanding stock options and equity incentive awards that are subject solely to time-based vesting; (iv) payments under the Company’s Supplemental Income Plan; (v) a lump sum payment equal to the total premiums he would be expected to pay for eighteen (18) months of COBRA coverage and (vi) title to his Company car and a mobile phone. Stock options (both time-based and performance-based) that are vested on Mr. Prashad’s separation date will be exercisable for one year following the separation date, or until their expiration date, if shorter.

The Separation Agreement included customary waiver and release provisions in favor of the Company, as well as non-competition, confidentiality, and non-disparagement covenants. In addition, certain payments and benefits due to Mr. Prashad under the Separation Agreement are subject to recovery by the Company in accordance with the Company’s compensation Clawback Policy and also upon the occurrence of certain specified events.

Appointment of Interim President and Chief Executive Officer

Until a permanent successor to Mr. Prashad is appointed, the Board has appointed Janet L. Matricciani as Interim President and Chief Executive Officer, effective April 13, 2026.

Ms. Matricciani, age 58, has served as a business consultant since January 2018 through JLM Consulting LLC. She also served as President and Chief Operating Officer of AHP Servicing LLC, a mortgage loan product and servicing company, from April 2022 until March 2023. Prior to that time, Ms. Matricciani was employed with the Company as President and Chief Executive Officer from 2015 until 2018 and also served as a director and as Chief Operating Officer of the Company from 2014 to 2015. From 2010 to 2013, Ms. Matricciani served as the Chief Executive Officer of Antenna International, a leading creator of handheld audio, multimedia and virtual tours for museums, cultural and historic sites, and tourist attractions. From 2008 to 2010, Ms. Matricciani served as senior vice president of corporate development for K12 Inc., a technology-based education company. From 2005 to 2007, Ms. Matricciani served as executive vice president for Countrywide Financial Corporation. From 2001 to 2005, Ms. Matricciani served in various executive-level roles for Capital One Financial Corporation. Earlier in her career, Ms. Matricciani worked as a consultant for McKinsey & Company, and Monitor Company. Ms. Matricciani holds Bachelor of Arts and Master of Arts Degrees in Engineering from Trinity College at Cambridge University and a Master of Business Administration Degree from the Wharton School of Business at the University of Pennsylvania. There are no transactions in which Ms. Matricciani has an interest requiring disclosure under Item 404(a) of Regulation S-K. Ms. Matricciani has no family relationship with any other director or other executive officer of the Company.

Ms. Matricciani entered into an employment agreement, dated April 13, 2026 (the “Employment Agreement”) in connection with her service as Interim President and Chief Executive Officer. Under the terms of the Employment Agreement, Ms. Matricciani will receive a salary of $83,333 per month for twelve months, a $350,000 signing bonus and a stock grant of 7,095 shares based on the closing price of the Company’s common stock on April 13, 2026 of $140.95, which shall vest in twelve equal monthly installments during the term of her Employment Agreement. She will also be entitled to the same benefits as the Company’s other executive officers, other than a car allowance and participation in the Company’s Supplemental Executive Retirement Plan. The Employment Agreement has a twelve-month term and is terminable by either party. In the event the Employment Agreement is terminated by the Company without cause prior to the end of the twelve-month term, Ms. Matricciani will be eligible to receive continued payment of the balance of her unpaid salary up through the end of the twelve-month term of the Employment Agreement. Under the terms of the Employment Agreement, the Company is also required to provide Ms. Matricciani with an indemnification agreement and cover her under its D&O insurance to the same extent it indemnifies its other executive officers for matters arising out of her service as Interim President and Chief Executive Officer.

Board Size

Upon Mr. Prashad’s departure from the Board, the Board reduced the size of the Board from seven to six directors, as permitted by the Company’s bylaws.

Consent and Limited Modification to Fixed Charge Coverage Ratio Covenant

On May 22, 2026, the Company entered into a Consent and Limited Modification to Fixed Charge Ratio (the "Modification") with Bank of Montreal ("BMO"), as Administrative Agent and Collateral Agent, and the Required Lenders party to the Revolving Credit Agreement dated as of July 22, 2025 (as amended or otherwise modified from time to time), by and among the Company, the lenders from time to time party thereto, and BMO, as Administrative Agent and Collateral Agent.

Pursuant to Section 8.7(b) of the Revolving Credit Agreement, the Company and its Restricted Subsidiaries are required to maintain a ratio of Net Income Available for Fixed Charges to Fixed Charges (the "Financial Covenant") of not less than 2.25 to 1.0 for each fiscal quarter. The Modification provides for a limited, temporary modification of the Financial Covenant as follows:

i.2.20 to 1.0 as of the fiscal quarter ending March 31, 2026;
ii.2.10 to 1.0 as of the fiscal quarter ending June 30, 2026; and
iii.2.15 to 1.0 as of the fiscal quarter ending September 30, 2026.

Commencing with the fiscal quarter ending December 31, 2026, and for all fiscal quarters thereafter, the Financial Covenant shall revert to its original level of not less than 2.25 to 1.0, without regard to the limited modification set forth in the Modification.

Except as expressly modified by the Modification, the Revolving Credit Agreement remains in full force and effect in accordance with its current terms.

Management is not aware of any other significant events occurring subsequent to the balance sheet date that would have a material effect on the financial statements thereby requiring adjustment or disclosure.

Termination of Interim President and Chief Executive Officer

On June 3, 2026, the Company and Janet L. Matricciani agreed that Ms. Matricciani’s role as Interim President and Chief Executive Officer would terminate effective June 3, 2026. Also effective June 3, 2026, the Company’s Executive Vice President and Chief Operating Officer, Mr. J. Tobin Turner, has been designated to serve as the Company’s Principal Executive Officer for SEC reporting purposes.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

We are responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a – 15(f) under the Securities Exchange Act of 1934. We have assessed the effectiveness of internal control over financial reporting as of March 31, 2026. Our assessment was based on criteria established in the Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

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

Based on using the COSO criteria, we believe our internal control over financial reporting as of March 31, 2026 was effective.

Our independent registered public accounting firm has audited the Consolidated Financial Statements included in this Annual Report and has issued an attestation report on the effectiveness of our internal control over financial reporting, as stated in their report.

By: /s/ J. Tobin Turner		By: /s/ John L. Calmes, Jr.
J. Tobin Turner		John L. Calmes, Jr.
Executive Vice President and Chief Operating Officer		Executive Vice President and Chief Financial and Strategy Officer
Date:	June 4, 2026	Date:	June 4, 2026

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of World Acceptance Corporation and subsidiaries

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of World Acceptance Corporation and its subsidiaries (the Company) as of March 31, 2026 and 2025, the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended March 31, 2026, and the related notes to the consolidated financial statements and schedules (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2026 and 2025, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2026, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of March 31, 2026, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated June 4, 2026, expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

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

Critical Audit Matters
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Allowance for Credit Losses
As described in Notes 1 and 3 to the consolidated financial statements, the Company established an allowance for credit losses of $112.0 million as of March 31, 2026, which was estimated using the Company’s current expected credit loss (CECL) model. The Company’s CECL model estimates the allowance for credit losses for each Customer Tenure bucket using a historical migration analysis for the twelve most recent historical twelve-month migration periods. The Company’s CECL model also includes a reserve at 100% of the outstanding balance of all loans, except for tax advance loans, greater than 90 days past due on a recency basis and not written off as of the reporting date, net of a calculated Rehab Rate. Management considers whether current credit conditions might suggest a change is needed to the allowance for credit losses by monitoring trends in first pay success for new borrowers, 61-90 day delinquencies on a recency basis, percent of loan balances that are paying, and percentage of gross loans that are acquired loans as compared to metrics in the historical migration period. If management determines that historical migration rates should be adjusted to reflect expected credit losses, a qualitative adjustment is made to reflect management’s judgment regarding observable changes in recent or expected economic trends and conditions, portfolio composition, or other significant events or conditions that affect the current estimate. Management also utilizes a reasonable and supportable forecast by comparing the most recent six-month loss curves to historical loss curves to see if there are significant changes in borrower behavior that may indicate the historical migration rates should be adjusted. Management utilized significant judgment in developing qualitative factors and reasonable and supportable forecasts.

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

Our audit procedures related to the Company’s estimate of qualitative factors and reasonable and supportable forecasts of the allowance for credit losses, included the following, among others:

•We obtained an understanding of the relevant control related to the allowance for credit losses as of March 31, 2026, and tested such control for design and operating effectiveness, in particular, the control over quarterly management review control and approval of the appropriateness of the key assumptions of the CECL model, and providing approval of the allowance for credit losses, which covers the Company’s development of qualitative factors and reasonable and supportable forecasts.

•We evaluated the reasonableness of management’s methodology, including the relevance of data inputs utilized, in developing qualitative factors and reasonable and supportable forecasts.

•We tested the completeness and accuracy of data inputs utilized by management in developing qualitative factors and reasonable and supportable forecasts by comparing to internal source data and documents.

•We evaluated the reasonableness of management’s conclusions regarding whether adjustments to historical migration rates were necessary for qualitative factors and reasonable and supportable forecasts.

/s/ RSM US LLP

We have served as the Company's auditor since 2014.

Raleigh, North Carolina
June 4, 2026

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of World Acceptance Corporation and subsidiaries:

Opinion on the Internal Control Over Financial Reporting
We have audited World Acceptance Corporation and subsidiaries’ (the Company’s) internal control over financial reporting as of March 31, 2026, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2026, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets as of March 31, 2026 and 2025, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended March 31, 2026, and the related notes to the consolidated financial statements and our report dated June 4, 2026 expressed an unqualified opinion.

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
June 4, 2026

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

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management assessed our internal control over financial reporting as of March 31, 2026, the end of our fiscal year. Management based its assessment on criteria established in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management’s assessment included evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.

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

During the quarter ended March 31, 2026, none of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted, modified or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable.

PART III.

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by Item 10 with respect to executive officers is incorporated by reference to the information presented in the section captioned “Information about our Executive Officers” in the Company’s Proxy Statement for the 2026 Annual Meeting of Shareholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days of the Company’s fiscal year-end.

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

For additional information on our stock option plans, see Note 14 in the Notes to Consolidated Financial Statements for the year ended March 31, 2026.

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

    Consolidated Financial Statements:

        Consolidated Balance Sheets at March 31, 2026 and 2025

        Consolidated Statements of Operations for the fiscal years ended March 31, 2026, 2025, and 2024

        Consolidated Statements of Shareholders' Equity for the fiscal years ended March 31, 2026, 2025, and 2024

        Consolidated Statements of Cash Flows for the fiscal years ended March 31, 2026, 2025, and 2024

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

Item 16.	Form 10-K Summary

None.

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference
			Form or Registration Number	Exhibit	Filing Date
3.01	Second Amended and Restated Articles of Incorporation of World Acceptance Corporation, as amended		S-8	3.1	07-29-03
3.02	Eighth Amended and Restated Bylaws of World Acceptance Corporation		10-Q	3.01	11-08-18
4.01	Specimen Share Certificate		S-1A	4.1	10-28-91
4.02	Description of Securities		10-K	4.04	05-24-19
10.01+	World Acceptance Corporation Retirement Savings Plan		S-8	4.1	10-18-96
10.02+	World Acceptance Corporation Retirement Savings Plan Fifth Amendment		10-Q	10.1	02-02-09
10.03+	World Acceptance Corporation Supplemental Income Plan		10-K	10.7	06-29-00
10.04+	Second Amendment to the World Acceptance Corporation Supplemental Income Plan		10-Q	10.15	02-01-08
10.05+	Second Amended and Restated World Acceptance Corporation 2005 Supplemental Income Plan		10-Q	10.18	02-01-08
10.06+	First Amendment to the Second Amended and Restated World Acceptance Corporation 2005 Supplemental Income Plan		8-K	10.1	04-19-19
10.07+	World Acceptance Corporation 2009 Supplemental Income Plan		10-Q	10.1	08-03-09
10.08+	World Acceptance Corporation Board of Directors Deferred Compensation Plan		10-K	10.6	06-29-00
10.09+	Second Amendment to the World Acceptance Corporation Board of Directors Deferred Compensation Plan (2000)		10-Q	10.13	02-01-08
10.10+	First Amended and Restated World Acceptance Corporation Board of Directors 2005 Deferred Compensation Plan		10-Q	10.16	02-01-08
10.11+	World Acceptance Corporation Executive Deferral Plan		10-K	10.12	06-29-01
10.12+	Second Amendment to the World Acceptance Corporation Executive Deferral Plan		10-Q	10.14	02-01-08
10.13+	First Amended and Restated World Acceptance Corporation 2005 Executive Deferral Plan		10-Q	10.17	02-01-08
10.14+	World Acceptance Corporation 2008 Stock Option Plan		DEF 14A	Appendix A	06-30-08
10.15+	Form of Stock Option Agreement (Form A)		8-K	99.1	12-10-12
10.16+	World Acceptance Corporation 2011 Stock Option Plan		DEF 14A	Appendix A	06-29-11
10.17+	Form of Stock Option Agreement (Form B)		10-K	10.35	06-13-18
10.18+	Form of Stock Option Agreement (Form C)		10-K	10.36	06-13-18
10.19+	Form of Stock Option Agreement under the 2011 Plan (Long-Term Incentive Program)		8-K	10.5	10-16-18
10.20+	Form of Stock Option Agreement under the 2017 Plan (Long-Term Incentive Program)		8-K	10.6	10-16-18
10.21+	Form of Restricted Stock Award (Service-Based) Agreement under the 2011 Plan (Long-Term Incentive Program)		8-K	10.1	10-16-18
10.22+	Form of Restricted Stock Award Agreement (Service-Based) under the 2017 Plan (Long-Term Incentive Program)		8-K	10.2	10-16-18
10.23+	Form of Restricted Stock Award Agreement (Service- and Performance-Based) under the 2011 Plan (Long-Term Incentive Program)		8-K	10.3	10-16-18
10.24+	Form of Restricted Stock Award Agreement (Service- and Performance-Based) under the 2017 Plan (Long-Term Incentive Program)		8-K	10.4	10-16-18
10.25+	World Acceptance Corporation 2017 Stock Incentive Plan		S-8	99	09-08-17
10.26+	World Acceptance Corporation 2025 Stock Incentive Plan		8-K	10.1	08-22-25

10.27+	Amended and Restated Employment Agreement, dated as of April 1, 2019, by and between World Acceptance Corporation and John L. Calmes, Jr.		8-K	10.3	04-19-19
10.28+	Employment Agreement, dated as of April 1, 2018, by and between Luke J. Umstetter and World Acceptance Corporation		10-K	10.65	05-24-19
10.29+	Employment Agreement, dated as of February 17, 2026, by and between J. Tobin Turner and World Acceptance Corporation		8-K	10.1	02-17-26
10.30+	Separation Agreement, dated April 13, 2026, by and between R. Chad Prashad and World Acceptance Corporation		8-K	10.1	04-15-26
10.31+	Employment Agreement, dated April 13, 2026, by and between Janet L. Matricciani and World Acceptances Corporation		8-K	10.2	04-15-26
10.32+	Revolving Credit Agreement, dated July 22, 2025, by and among the Company, the lenders named therein, and Bank of Montreal, as administrative and collateral agent.		8-K	10.1	07-24-25
10.33+	Credit Agreement (Warehouse Facility), dated as of September 29, 2025, by and among the Company, as servicer, WFC Receivables I, LLC, as borrower, the lenders and agents from time to time parties thereto, Atlas Securitized Products Administration, L.P., as administrative agent for the lenders, Systems & Services Technologies, Inc., as backup servicer, and Wilmington Trust, National Association, a national banking association, as securities intermediary		8-K	10.1	10-03-25
10.34+	Consent and Limited Modification to Fixed Charge Ratio, dated as of May 22, 2026, among World Acceptance Corporation, Bank of Montreal, as Administrative Agent and Collateral Agent, and the Required Lenders party thereto		8-K	10.1	05-22-26
10.35+	Separation Agreement, dated June 3, 2026, by and between Janet L. Matricciani and World Acceptance Corporation		8-K		06-03-26
19	Insider Trading Policy		10-K	19	05-23-24
97	Policy Relating to Recovery of Erroneously Awarded Compensation		10-K	97	05-22-25
21	Schedule of the Company’s Subsidiaries as of March 31, 2026	*
23	Consent of RSM US LLP	*
31.01	Rule 13a-14(a)/15d-14(a) Certification of Chief Operating Officer	*
31.02	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	*
32.01	Section 1350 Certification of Chief Operating Officer	*
32.02	Section 1350 Certification of Chief Financial Officer	*
101	The following materials from the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2026, formatted in XBRL:	*
	(i) Consolidated Balance Sheets as of March 31, 2026 and March 31, 2025;
	(ii) Consolidated Statements of Operations for the fiscal years ended March 31, 2026, March 31, 2025, and March 31, 2024;
	(iii) Consolidated Statements of Shareholders’ Equity for the fiscal years ended March 31, 2026, March 31, 2025, and March 31, 2024;
	(iv) Consolidated Statements of Cash Flows for the fiscal years ended March 31, 2026, March 31, 2025, and March 31, 2024; and
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

WORLD ACCEPTANCE CORPORATION

By: /s/ J. Tobin Turner
J. Tobin Turner
Executive Vice President and Chief Operating Officer
Date:	June 4, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ J. Tobin Turner		/s/ John L. Calmes, Jr.
J. Tobin Turner		John L. Calmes, Jr.
Executive Vice President and Chief Operating Officer		Executive Vice President and Chief Financial and Strategy Officer
Signing on behalf of the registrant and as principal executive officer		Signing on behalf of the registrant and as principal financial officer
Date:	June 4, 2026	Date:	June 4, 2026

/s/ Scott McIntyre
Scott McIntyre
Senior Vice President of Accounting
Signing on behalf of the registrant and as principal accounting officer
Date:	June 4, 2026

/s/ Ken R. Bramlett, Jr.		/s/ Scott J. Vassalluzzo
Ken R. Bramlett, Jr.		Scott J. Vassalluzzo
Chairman of the Board of Directors and a Director		Director
Date:	June 4, 2026	Date:	June 4, 2026

/s/ Charles D. Way		/s/ Darrell Whitaker
Charles D. Way		Darrell Whitaker
Director		Director
Date:	June 4, 2026	Date:	June 4, 2026

/s/ Beth Neuhoff		/s/ Benjamin Robinson
Beth Neuhoff		Benjamin Robinson
Director		Director
Date:	June 4, 2026	Date:	June 4, 2026