Form 10-K/A
period 2026-03-31
WORLD ACCEPTANCE CORP
filed 2026-06-05
CIK 108385

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

__________________________________
Form 10-K/A
(Amendment No.1)
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

DOCUMENTS INCORPORATED BY REFERENCE.

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K is filed solely to refile Exhibit 23.1 (Consent of Independent Registered Public Accounting Firm) to include references to additional registration statements on Form S-8 that were included in the executed version of the consent originally provided by our independent registered public accounting firm, but were inadvertently omitted from the electronic version of the exhibit as originally filed. The corrected Consent of Independent Registered Public Accounting Firm is filed as Exhibit 23 with this Form 10-K/A.

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

The following exhibits are filed as part of this Amendment No. 1.

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference
			Form or Registration Number	Exhibit	Filing Date
23	Consent of RSM US LLP	*
31.03	Rule 13a-14(a)/15d-14(a) Certification of Chief Operating Officer	*
31.04	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	*
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Submitted electronically herewith.
+	Management Contract or other compensatory plan required to be filed under Item 15 of this report and Item 601 of Regulation S-K of the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WORLD ACCEPTANCE CORPORATION

By: /s/ J. Tobin Turner
J. Tobin Turner
Executive Vice President and Chief Operating Officer
Date:	June 5, 2026