Form 10-Q
period 2026-06-30
WORLD ACCEPTANCE CORP
filed 2026-08-06
CIK 108385

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

__________________________________
 Form 10-Q
__________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026
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

The number of outstanding shares of the issuer’s common stock, no par value, as of July 31, 2026 was 4,663,180.

 WORLD ACCEPTANCE CORPORATION
FORM 10-Q

Introductory Note: As used herein, the "Company," "we," "our," "us," or similar formulations include World Acceptance Corporation and each of its subsidiaries, unless otherwise expressly noted or the context otherwise requires that it include only World Acceptance Corporation. All references in this report to "fiscal 2027" are to the Company’s fiscal year ending March 31, 2027, all references in this report to "fiscal 2026" are to the Company's fiscal year ended March 31, 2026, and all references in this report to "fiscal 2025" are to the Company's fiscal year ended March 31, 2025.

GLOSSARY OF DEFINED TERMS

The following terms may be used throughout this Report, including consolidated financial statements and related notes.

Term	Definition
2008 Plan	World Acceptance Corporation 2008 Stock Option Plan
2011 Plan	World Acceptance Corporation 2011 Stock Option Plan
2017 Plan	World Acceptance Corporation 2017 Stock Incentive Plan
2025 Plan	World Acceptance Corporation 2025 Stock Incentive Plan
2024 Performance Options	Performance options granted on December 18, 2024 under the 2017 Plan
2024 Performance Shares	Performance shares granted on December 18, 2024 under the 2017 Plan
2024 Performance Option Measurement Period	The 1 year performance period beginning on January 01, 2025 and ending on December 31, 2025
2024 Performance Share Measurement Period	The 1 year performance period beginning on January 01, 2025 and ending on December 31, 2025 over which Performance Shares are eligible to vest, following certification by the Compensation Committee of achievement
2025 Performance Shares	Performance shares granted on June 10, 2025 under the 2017 Plan
2025 Performance Share Measurement Period	The performance period beginning on July 01, 2025 and ending on March 31, 2027 over which Performance Shares are eligible to vest, following certification by the Compensation Committee of achievement
2026 Performance Options	Performance options granted on April 15, 2026 under the 2017 Plan
2026 Performance Shares	Performance shares granted on April 15, 2026 under the 2017 Plan
2026 Performance Share and Option Measurement Period	The performance period beginning on April 01, 2026 and ending on March 31, 2027 over which Performance Shares and Performance Options are eligible to vest, following certification by the Compensation Committee of achievement
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
CECL	Current Expected Credit Loss
CEO	Chief Executive Officer
CFO	Chief Financial Officer
CFPB	U.S. Consumer Financial Protection Bureau
CODM	Chief Operating Decision Maker
Compensation Committee	Compensation and Stock Option Committee
Customer Tenure	The number of months since a customer was first serviced by the Company
EPS	Earnings per share
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
G&A	General and administrative
GAAP	U.S. generally accepted accounting principles
HTC	Historic Tax Credit
IRS	U.S. Internal Revenue Service
Notes	$300 million in aggregate principal amount of 7.0% unsecured senior notes due November 2026 issued on September 27, 2021
PCD	Purchased Assets with Credit Deterioration
Performance Options	Performance-based stock options
Performance Shares	Service- and performance-based restricted stock awards
Rehab Rate	Percentage of 91 days or more delinquent that do not charge off
Restricted Stock	Service-based restricted stock awards
SEC	U.S. Securities and Exchange Commission
Service Options	Service-based stock options

SOFR	Secured Overnight Finance Rate
SPE	Wholly-owned, bankruptcy-remote, special purpose entity
TAL	Tax Advance Loan
VIE	Variable interest entity

PART I.  FINANCIAL INFORMATION

WORLD ACCEPTANCE CORPORATION
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2026	March 31, 2026
ASSETS
Cash	$10,420,032	$6,071,077
Gross loans receivable	1,293,946,253	1,278,988,323
Less:
Unearned interest, insurance and fees	(336,720,715)	(325,064,238)
Allowance for credit losses	(112,509,471)	(112,047,278)
Loans receivable, net	844,716,067	841,876,807
Restricted cash	17,557,629	23,303,453
Income taxes receivable	7,793,381	2,420,571
Operating lease right‐of‐use assets, net	72,782,458	71,526,768
Property and equipment, net	17,220,005	17,430,614
Deferred income taxes, net	37,111,267	41,241,258
Other assets, net	60,630,875	38,669,890
Goodwill	7,370,791	7,370,791
Intangible assets, net	3,435,758	4,209,415
Total assets	$1,079,038,263	$1,054,120,644

LIABILITIES & SHAREHOLDERS' EQUITY

Liabilities:
Revolving credit facility	$467,649,108	$443,935,446
Warehouse facility	105,181,541	$143,293,355
Operating lease liability	75,239,646	73,964,708
Accounts payable and accrued expenses	65,265,614	37,996,315
Deferred revenue (contract liability)	3,521,983	3,925,529
Total liabilities	716,857,892	703,115,353

Commitments and contingencies

Shareholders' equity:
Preferred stock, no par value Authorized 5,000,000, no shares issued or outstanding	—	—
Common stock, no par value Authorized 95,000,000 shares; issued and outstanding 4,658,837 and 4,656,505 shares at June 30, 2026 and March 31, 2026, respectively	—	—
Additional paid-in capital	286,679,299	279,442,411
Retained earnings	75,501,072	71,562,880
Total shareholders' equity	362,180,371	351,005,291

Total liabilities and shareholders' equity	$1,079,038,263	$1,054,120,644

The following table presents the assets and liabilities of our consolidated VIE. These assets and liabilities are included in the Consolidated Balance Sheets presented above. Refer to Note 6 for additional information.

	June 30, 2026	March 31, 2026
Gross loans receivable	$173,219,688	$228,285,593
Less:
Unearned interest, insurance and fees	(45,519,769)	(59,193,501)
Allowance for credit losses	(15,951,423)	(18,563,362)
Loans receivable, net	111,748,496	150,528,730
Restricted cash	13,322,863	17,636,232
Other assets, net	2,763,375	2,900,036
Total assets	$127,834,734	$171,064,998

Warehouse facility	$105,181,541	$143,293,355
Accounts payable and accrued expenses	592,103	855,839
Total liabilities	$105,773,644	$144,149,194

See accompanying notes to consolidated financial statements.

WORLD ACCEPTANCE CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended June 30,
	2026	2025
Revenues:		Revised
Interest and fee income	$121,514,867	$115,302,802
Insurance and other income, net	17,694,056	17,472,023
Total revenues	139,208,923	132,774,825

Expenses:
Provision for credit losses	43,757,437	50,515,969
General and administrative expenses:
Personnel	50,825,899	45,761,527
Occupancy and equipment	12,035,073	11,785,658
Advertising	2,124,520	2,298,906
Amortization of intangible assets	773,657	831,015
Other	10,371,142	9,683,146
Total general and administrative expenses	76,130,291	70,360,252

Interest expense	11,423,038	9,629,883
Total expenses	131,310,766	130,506,104

Income before income taxes	7,898,157	2,268,721

Income tax expense	1,791,351	684,331

Net income	$6,106,806	$1,584,390

Net income per common share:
Basic	$1.36	$0.30
Diluted	$1.33	$0.30
Weighted average common shares outstanding:
Basic	4,492,316	5,224,004
Diluted	4,581,141	5,288,643

See accompanying notes to consolidated financial statements.

WORLD ACCEPTANCE CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)

	Three months ended June 30, 2026
	Common Stock
	Shares	Additional Paid-in Capital	Retained Earnings	Total Shareholders' Equity
Balances at March 31, 2026	4,656,505	$279,442,411	$71,562,880	$351,005,291
Proceeds from exercise of stock options	30,389	3,299,174	—	3,299,174
Common stock repurchases	(15,858)	—	(2,168,614)	(2,168,614)
Stock-based compensation related to restricted stock, net of cancellations ($1,271,186)	(12,199)	3,584,041	—	3,584,041
Stock-based compensation related to stock options	—	353,673	—	353,673
Net income	—	—	6,106,806	6,106,806
Balances at June 30, 2026	4,658,837	$286,679,299	$75,501,072	$362,180,371

	Three months ended June 30, 2025
	Common Stock
	Shares	Additional Paid-in Capital	Revised Retained Earnings	Revised Total Shareholders' Equity
Balances at March 31, 2025	5,374,012	$266,426,478	$170,565,009	$436,991,487
Proceeds from exercise of stock options	16,360	1,566,318	—	1,566,318
Common stock repurchases	(87,609)	—	(13,018,311)	(13,018,311)
Stock-based compensation (reversal) related to restricted stock, net of cancellations ($4,627,907)	140,502	(1,797,081)	—	(1,797,081)
Stock-based compensation related to stock options	—	275,881	—	275,881
Net income	—	—	1,584,390	1,584,390
Balances at June 30, 2025	5,443,265	$266,471,596	$159,131,088	$425,602,684

See accompanying notes to consolidated financial statements.

WORLD ACCEPTANCE CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended June 30,
	2026	2025
Cash flow from operating activities:		Revised
Net income	$6,106,806	$1,584,390
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of intangible assets	773,657	831,015
Accrued unearned interest	(1,895,317)	(2,433,938)
Amortization of deferred loan cost	4,106,730	3,707,858
Loss on extinguishment of senior unsecured notes payable	—	43,438
Amortization of debt issuance costs	561,186	279,131
Amortization of discount on loans acquired in an asset purchase	(12,877)	(210,541)
Provision for credit losses	43,757,437	50,515,969
Depreciation	1,437,985	1,516,849
Gain on sale of property and equipment	(193,563)	(330,424)
Deferred income tax expense	4,129,991	4,246,673
Stock-based compensation related to equity classified awards	5,208,900	3,106,707
Change in accounts:
Other assets, net	4,111,577	(1,497,187)
Income taxes receivable	(5,372,810)	(7,852,202)
Deferred revenue (contract liability)	(403,546)	(322,905)
Accounts payable and accrued expenses	2,053,108	4,968,214
Net cash provided by operating activities	64,369,264	58,153,047
Cash flows from investing activities:
Originations of loans receivable	(318,241,410)	(331,557,726)
Repayments of loans receivable	271,733,164	263,848,493
Cash paid for acquisitions, primarily loans	(2,286,987)	—
Purchases of property and equipment	(1,274,538)	(1,038,887)
Proceeds from the sale of property and equipment	240,725	479,907
Purchases of historic tax credits	(1,183,809)	—
Net cash used in investing activities	(51,012,855)	(68,268,213)
Cash flow from financing activities:
Borrowings from revolving credit facility	126,110,075	92,048,258
Payments on revolving credit facility	(102,396,413)	(51,826,031)
Payments for extinguished senior unsecured notes payable	—	(15,519,066)
Borrowing on warehouse facility	13,800,000	—
Payments on warehouse facility	(51,911,814)	—
Payments for debt extinguishment costs	—	(26,450)
Debt issuance costs associated with revolving credit facility	(214,500)	(132,926)
Proceeds from exercise of stock options	3,299,174	1,566,318
Payments for taxes related to net share settlement of equity awards	(1,271,186)	(4,627,907)
Repurchase of common stock	(2,168,614)	(12,971,034)
Net cash provided by (used in) financing activities	(14,753,278)	8,511,162
Net change in cash and restricted cash	(1,396,869)	(1,604,004)
Cash and restricted cash at beginning of period	29,374,530	9,730,296
Cash and restricted cash at end of period	$27,977,661	$8,126,292

Supplemental Disclosures:
Interest paid during the period	$11,033,776	$12,458,528
Income taxes paid during the period	$1,971,686	$1,025,938
Excise tax on stock repurchases not paid during the period	$—	$47,277
Noncash investment in historic tax credits	$25,216,191	$—

The following table reconciles cash and restricted cash from the Consolidated Balance Sheets to the Consolidated Statements of Cash Flows above:

	June 30, 2026	March 31, 2026	June 30, 2025	March 31, 2025
Cash	$10,420,032	$6,071,077	$3,019,361	$4,714,459
Restricted cash	17,557,629	23,303,453	5,106,931	5,015,837
Total	$27,977,661	$29,374,530	$8,126,292	$9,730,296

See accompanying notes to consolidated financial statements.

WORLD ACCEPTANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The consolidated financial statements of the Company at June 30, 2026 and 2025 and for the three months then ended were prepared in accordance with the instructions for Form 10-Q and are unaudited; however, in the opinion of management, all adjustments (consisting only of items of a normal, recurring nature) necessary for a fair presentation of the financial position at June 30, 2026, and the results of operations and cash flows for the periods ended June 30, 2026 and 2025, have been included. The results for the interim periods are not necessarily indicative of the results that may be expected for the full year or any other interim period.

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

The consolidated financial statements do not include all disclosures required by GAAP and should be read in conjunction with the Company’s audited consolidated financial statements and related notes for the fiscal year ended March 31, 2026, included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2026, as filed with the SEC (the "fiscal 2026 Annual Report"). The Company applies the accounting policies contained in Note 1 to the Consolidated Financial Statements included in the fiscal 2026 Annual Report. The Company believes that the disclosures are adequate to make the information presented not misleading.

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

Restricted cash

Restricted cash includes cash for which the Company’s ability to withdraw or use funds is contractually limited. The Company’s restricted cash consists of cash reserves associated with its captive insurance subsidiary that reinsures a portion of the credit insurance sold in connection with loans made by the Company, and cash restricted for debt servicing of the Company’s Warehouse facility. The Company had $17.6 million and $23.3 million in restricted cash as of June 30, 2026 and March 31, 2026, respectively.

Loans receivable, net

Loans receivable are carried at amortized cost, which is the gross amount outstanding, reduced by unearned interest and insurance income, net of deferred origination fees and direct costs, and an allowance for credit losses. Fees received and direct costs incurred for the origination of loans are deferred and amortized to interest income over the contractual lives of the loans using the interest method. Unamortized amounts are recognized in income at the time that loans are refinanced or paid in full except for those refinancings that do not constitute a more than minor modification. Net unamortized deferred origination costs were $5.5 million and $5.9 million as of June 30, 2026 and March 31, 2026, respectively.

From time to time, the Company will sell charged off loans receivable, which are accounted for as a sale in accordance with ASC 860, Transfers and Servicing. See Note 5 to the Consolidated Financial Statements for further information.

Allowance for credit losses

Refer to Note 5 to the Consolidated Financial Statements for information regarding the Company's CECL allowance model and a description of the policies and methodology utilized.

Insurance and Other Income

Insurance and other income for the three months ended June 30, 2026 and 2025 consist of:

	Three months ended June 30,
	2026	2025
Insurance revenue	$11,294,951	$11,528,046
Tax return preparation revenue	3,042,307	2,570,255
Auto club membership revenue	1,379,854	1,620,684
Other	1,976,944	1,753,038
Insurance and other income	$17,694,056	$17,472,023

Insurance revenue is recognized over the life of the related insurance contracts. Auto club membership revenue and other income are recognized at a point in time when the product or service is provided. As it relates to tax return preparation revenue, contracts associated with these services include two performance obligations, tax return preparation services and refund assurance services, as each service is capable of being distinct and is separately identifiable in the contract. Tax return preparation services are recognized at a point in time in the period the return is filed, and refund assurance services are recognized ratably over time as the performance obligation is met (performance period is approximately 36 months). Specifically, the Company's Refund Assurance Plan ("RAP") provides enrolled customers with (a) audit representation before the IRS and (b) reimbursement of verified tax preparation errors up to $5,000 for a three-year coverage period beginning at the IRS acceptance date for each return and ending on April 15 three years after the applicable filing deadline. Refund assurance fees create a contract liability at the time of funding, which is presented as Deferred revenue (contract liability) in the Company's Consolidated Balance Sheets. The contract liability is released ratably as the performance period elapses. Revenue recognized during the three months ended June 30, 2026 that was included in the Deferred revenue (contract liability) balance at March 31, 2026 was $0.5 million.

The following is a summary of the changes in Deferred revenue (contract liability) for the three months ended June 30, 2026 and 2025:

	Three months ended June 30,
	2026	2025
Balance at beginning of period	$3,925,529	$3,349,571
RAP fees received and deferred during the period	69,062	73,319
Revenue recognized during the period	(472,608)	(396,224)
Balance at end of period	$3,521,983	$3,026,666

Reclassification

From time to time, prior period amounts will be reclassified to conform to the current presentation.

During the three months ended September 30, 2025, the Company concluded that one of its cash flow statement line items within investing activities should be broken out to reflect cash receipts and cash payments on a gross basis, rather than net. As a result, the Increase in loans receivable, net line item has been updated in the Consolidated Statements of Cash Flows for the three months ended June 30, 2025 to reflect a gross presentation. However, this presentation change had no impact on previously reported cash flows as the change was limited to investing activities.

Share Repurchases

On February 11, 2026, the Board of Directors authorized the Company to repurchase up to $50.0 million of the Company’s outstanding common stock, inclusive of the amount that remained available for repurchase under prior repurchase authorizations. As of June 30, 2026, the Company had $10.0 million in aggregate remaining repurchase capacity under its current share repurchase program. The Company expects to repurchase shares in fiscal 2027; however, the timing and actual number of shares repurchased will depend on a variety of factors, including the stock price, corporate and regulatory requirements, available funds, alternative uses of capital, restrictions under the Revolving Credit Agreement, and other market and economic conditions. The Company’s stock repurchase program may be suspended or discontinued at any time.

On September 3, 2025, in accordance with its share repurchase program, the Company, after approval by the Audit and Compliance Committee, repurchased 347,064 shares of its common stock for $60.0 million from Prescott Associates L.P., Idoya Partners L.P., Prescott International Partners L.P., and Prescott Investors, Inc. Profit Sharing (the "Sellers") in a privately negotiated transaction. The Sellers are affiliates of Prescott General Partners, LLC, who, along with its affiliates, beneficially own approximately 46.3% of the Company's common stock as of June 30, 2026. The $172.88 price per share was the closing market price at September 3, 2025.

The Company continues to believe stock repurchases are a viable component of the Company’s long-term financial strategy and an excellent use of excess cash when the opportunity arises. Additional share repurchases can be made subject to compliance with, among other things, applicable restricted payment covenants under the Revolving Credit Agreement. Our first priority is to ensure we have enough capital to fund loan growth. As of June 30, 2026, subject to further approval from our Board of Directors, we could repurchase approximately $63.8 million of shares under the terms of our Revolving Credit Agreement. To the extent we have excess capital, we may repurchase stock, if appropriate and as authorized by our Board of Directors.

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

During the three months ended June 30, 2026, the Company operated in sixteen states in the United States. As of June 30, 2026 and March 31, 2026, gross loan receivable within the Company's four largest states accounted for approximately 51% of the Company's gross loans receivable balance.

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

Historic Tax Credit Investments

The Company holds tax-advantaged investments in unconsolidated entities that own and operate projects through the Federal historic tax credit program. These entities, which are limited liability companies, are designed to generate a return primarily through the realization of tax credits and other tax benefits, such as tax deductions from operating losses of the projects. The historic tax credit investments are considered VIEs under ASC 810, Consolidation, as they lack independent, sufficient equity to fund their activities and because the equity holders lack the power to direct the activities that most significantly affect the historic tax credit investments' economic performance. The Company invests as a limited liability member and lacks the power to direct the entities most significant activities. Therefore, the Company is not considered to be the primary beneficiary and is not required to consolidate the financial result of these VIEs.

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

The Company has one reportable segment: the consumer finance segment. The other revenue generating activities of the Company, including the sale of insurance products, income tax preparation, and the automobile club, are done within the existing branch network in conjunction with or as a complement to the lending operations. There is no discrete financial information available for these activities, and they do not meet the criteria under FASB ASC Topic 280 to be considered operating segments. The accounting policies of the Company's segment are described within this Note 1 to the Consolidated Financial Statements, as well as the accounting policies contained in Note 1 to the Consolidated Financial Statements included in the fiscal 2026 Annual Report.

In the absence of a CEO, the Company's CODM is its CFO. The CODM utilizes consolidated net income as presented in the Consolidated Statements of Operations to evaluate and measure segment performance and to determine how to allocate resources. Significant segment expenses are consistent with those presented in the Consolidated Statements of Operations, and segment assets are consistent with those presented in the Consolidated Balance Sheets.

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

NOTE 3 – REVISION OF PREVIOUSLY ISSUED CONSOLIDATED FINANCIAL STATEMENTS

During the fourth quarter of fiscal 2026, the Company identified an error in the timing of revenue recognition for its Refund Assurance Plan ("RAP") fees associated with the Company's tax preparation services. The Company had historically recognized RAP fees as revenue at the time the related tax return was prepared. However, the Company determined that under ASC 606, Revenue from Contracts with Customers, these fees should be recognized ratably over the 36-month coverage period of each plan, as the related performance obligation is a stand-ready obligation satisfied over time. Accordingly, the Company should recognize a contract liability for the unearned portion of RAP fees, which is recognized as revenue ratably over the coverage period.

The Company evaluated the error in accordance with SEC Staff Accounting Bulletin No. 99, Materiality, and SEC Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, considering both quantitative and qualitative factors, and concluded that the error was not material, individually or in the aggregate, to any previously issued financial statements. The Company has revised the prior period comparative financial statements presented herein to reflect the correction for comparability purposes. Because the error was not material to any previously issued financial statements, no restatement to any previously filed annual or quarterly report is required.

The effect of the revision on the Company's previously issued consolidated financial statements for each financial statement line item affected is presented in the tables below:

Effect on Consolidated Statements of Operations

	For the three months ended June 30,
	2025
	As Reported	Increase	As Revised
Insurance and other income, net[1]	$17,149,118	$322,905	$17,472,023
Total revenues	132,451,920	322,905	132,774,825
Income before income taxes	1,945,816	322,905	2,268,721
Income tax expense	601,749	82,582	684,331
Net income	1,344,067	240,323	1,584,390
Net income per common share	0.26	0.04	0.30
Net income per diluted share	0.25	0.05	0.30
1 RAP fees are included within Insurance and other income, net. No other revenue related line item is affected.

Effect on Consolidated Statements of Shareholders' Equity

	As of and for the three months ended June 30,
	2025
	As Reported	Increase (Decrease)	As Revised
Opening retained earnings at March 31	$173,053,986	$(2,488,977)	$170,565,009
Opening shareholders' equity at March 31	439,480,464	(2,488,977)	436,991,487
Net income	1,344,067	240,323	1,584,390
Ending retained earnings at June 30	161,379,742	(2,248,654)	159,131,088
Ending shareholders' equity at June 30	427,851,338	(2,248,654)	425,602,684

Retained Earnings Adjustment Summary

	Pre-Tax	Tax Effect	After-Tax
Errors through fiscal 2025 - adjustment to opening retained earnings as of April 1, 2025	$(3,349,571)	$860,594	$(2,488,977)
Adjustment to retained earnings as of June 30, 2025	322,905	(82,582)	240,323
Total	$(3,026,666)	$778,012	$(2,248,654)

Effect on Consolidated Statements of Cash Flows

	For the three months ended June 30,
	2025
	As Reported	Increase (Decrease)		As Revised
Cash flow from operating activities:
Net income	$1,344,067	$240,323		$1,584,390
Adjustments to reconcile net income to net cash provided by operating activities:
Change in accounts:
Deferred income tax expense	4,164,091	82,582		4,246,673
Deferred revenue (contract liability)	—	(322,905)		(322,905)
Net cash provided by operating activities	$58,153,047	$—	—	$58,153,047

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

As of June 30, 2026, the Company’s financial instruments consist of cash and restricted cash, loans receivable, net, a revolving credit facility and a warehouse facility. Loans receivable are originated at prevailing market rates and have an average life of up to twelve months. Given the short-term nature of these loans, they are priced at current market rates. The Company’s revolving credit facility and warehouse facility have a variable rate based on a margin over SOFR and reprices with any changes in SOFR. The Company also considers its creditworthiness in its estimation of fair value.

The carrying amounts and estimated fair values of financial assets and liabilities disclosed but not carried at fair value and their level within the fair value hierarchy are summarized below.

		June 30, 2026		March 31, 2026
	Input Level	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
ASSETS
Cash	1	$10,420,032	$10,420,032	$6,071,077	$6,071,077
Restricted cash	1	17,557,629	17,557,629	23,303,453	23,303,453
Loans receivable, net	3	844,716,067	844,716,067	841,876,807	841,876,807

LIABILITIES
Revolving credit facility	3	467,649,108	467,649,108	443,935,446	443,935,446
Warehouse facility	3	105,181,541	105,181,541	143,293,355	143,293,355

There were no significant assets or liabilities measured at fair value on a non-recurring basis as of June 30, 2026 or March 31, 2026.

NOTE 5 – LOANS RECEIVABLE AND ALLOWANCE FOR CREDIT LOSSES

The following is a summary of gross loans receivable by Customer Tenure as of:

Customer Tenure	June 30, 2026	March 31, 2026
0 to 5 months	$75,876,278	$108,089,995
6 to 17 months	117,484,923	104,523,602
18 to 35 months	114,414,313	97,146,489
36 to 59 months	136,086,591	133,394,010
60+ months	846,019,904	829,311,106

TALs	4,064,244	6,523,121
Total gross loans	$1,293,946,253	$1,278,988,323

Current payment performance is used to assess the capability of the borrower to repay contractual obligations of the loan agreements as scheduled, which is monitored by management on a daily basis. The Company’s payment performance buckets are as follows: current, 30-60 days past due, 61-90 days past due, 91 days or more past due.

All loans, except for TALs, that are greater than 90 days past due on a recency basis and not written off as of the reporting date are reserved for at 100% of the outstanding balance, net of a calculated Rehab Rate. The weighted average Rehab Rate at June 30, 2026 and March 31, 2026 was 5.7% and 5.4%, respectively. A loan is charged off within the allowance for credit losses in the month following when an account reaches 120 days past due on a recency basis, subject to certain exceptions. Specifically, the Company’s customer accounts in a confirmed bankruptcy are generally charged off in the month after they reach 60 days past due on a recency basis. The accounts of deceased or incarcerated customers are also generally charged off in the month after they reach 60 days past due on a recency basis, with the exception of deceased customers with credit life insurance. Subsequent recoveries of amounts charged off, if any, are credited to the allowance for credit losses.

The following table provides a breakdown of the Company’s gross loans receivable by current payment performance on a recency basis and year of origination at June 30, 2026:

	Term Loans By Origination
Loans	Up to 1 Year Ago	Between 1 and 2 Years Ago	Between 2 and 3 Years Ago	Between 3 and 4 Years Ago	Between 4 and 5 Years Ago	More than 5 Years Ago	Total
Current	$1,148,373,635	$37,658,087	$3,252,278	$214,073	$26,279	$3,783	$1,189,528,135
30 - 60 days past due	33,241,558	2,480,876	340,875	48,255	3,644	365	36,115,573
61 - 90 days past due	22,934,651	1,865,548	174,771	29,016	6,034	—	25,010,020
91 or more days past due	34,696,621	4,198,443	293,473	38,705	1,039	—	39,228,281
Total	$1,239,246,465	$46,202,954	$4,061,397	$330,049	$36,996	$4,148	$1,289,882,009

	Term Loans By Origination
TALs	Up to 1 Year Ago	Between 1 and 2 Years Ago	Between 2 and 3 Years Ago	Between 3 and 4 Years Ago	Between 4 and 5 Years Ago	More than 5 Years Ago	Total
Current	$490,917	$45,597	$1,732	$—	$—	$—	$538,246
30 - 60 days past due	142,047	3,799	1,885	—	—	—	147,731
61 - 90 days past due	343,562	14,864	1,400	—	—	—	359,826
91 or more days past due	2,942,414	73,200	2,827	—	—	—	3,018,441
Total	$3,918,940	$137,460	$7,844	$—	$—	$—	$4,064,244
Total gross loans							$1,293,946,253

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

The following table provides a breakdown of the Company’s gross loans receivable by current payment performance on a contractual basis and year of origination at June 30, 2026:

	Term Loans By Origination
Loans	Up to 1 Year Ago	Between 1 and 2 Years Ago	Between 2 and 3 Years Ago	Between 3 and 4 Years Ago	Between 4 and 5 Years Ago	More than 5 Years Ago	Total
Current	$1,137,823,088	$33,516,518	$2,581,610	$113,188	$5,887	$509	$1,174,040,800
30 - 60 days past due	34,668,480	2,069,188	167,397	4,299	—	861	36,910,225
61 - 90 days past due	24,755,045	1,932,953	171,626	11,111	4,805	—	26,875,540
91 or more days past due	41,999,852	8,684,295	1,140,764	201,451	26,304	2,778	52,055,444
Total	$1,239,246,465	$46,202,954	$4,061,397	$330,049	$36,996	$4,148	$1,289,882,009

	Term Loans By Origination
TALs	Up to 1 Year Ago	Between 1 and 2 Years Ago	Between 2 and 3 Years Ago	Between 3 and 4 Years Ago	Between 4 and 5 Years Ago	More than 5 Years Ago	Total
Current	$416,041	$28,170	$582	$—	$—	$—	$444,793
30 - 60 days past due	133,445	8,149	700	—	—	—	142,294
61 - 90 days past due	385,673	6,515	—	—	—	—	392,188
91 or more days past due	2,983,781	94,626	6,562	—	—	—	3,084,969
Total	$3,918,940	$137,460	$7,844	$—	$—	$—	$4,064,244
Total gross loans							$1,293,946,253

The following table provides a breakdown of the Company’s gross loans receivable by current payment performance on a contractual basis and year of origination at March 31, 2026:

	Term Loans By Origination
Loans	Up to 1 Year Ago	Between 1 and 2 Years Ago	Between 2 and 3 Years Ago	Between 3 and 4 Years Ago	Between 4 and 5 Years Ago	More than 5 Years Ago	Total
Current	$1,113,361,113	$30,581,625	$2,504,198	$123,269	$302	$741	$1,146,571,248
30 - 60 days past due	33,975,944	1,607,055	169,179	6,468	—	—	35,758,646
61 - 90 days past due	28,838,884	1,499,648	118,562	9,612	—	—	30,466,706
91 or more days past due	50,498,225	7,715,704	1,190,175	240,570	20,257	3,671	59,668,602
Total	$1,226,674,166	$41,404,032	$3,982,114	$379,919	$20,559	$4,412	$1,272,465,202

	Term Loans By Origination
TALs	Up to 1 Year Ago	Between 1 and 2 Years Ago	Between 2 and 3 Years Ago	Between 3 and 4 Years Ago	Between 4 and 5 Years Ago	More than 5 Years Ago	Total
Current	$4,238,000	$50,631	$582	$—	$—	$—	$4,289,213
30 - 60 days past due	2,095,947	10,633	4,321	—	—	—	2,110,901
61 - 90 days past due	—	20,032	285	—	—	—	20,317
91 or more days past due	—	95,427	7,263	—	—	—	102,690
Total	$6,333,947	$176,723	$12,451	$—	$—	$—	$6,523,121
Total gross loans							$1,278,988,323

The following table provides a breakdown of the Company’s gross charge-offs by fiscal year of origination for the three months ended June 30, 2026:

	Three months ended June 30, 2026
	Gross Charge-offs by Origination
Origination Year	Loans	TALs	Total
2022 and prior	$2,291	$—	$2,291
2023	48,340	—	48,340
2024	256,938	2,200	259,138
2025	2,835,928	16,256	2,852,184
2026	46,746,817	9,942	46,756,759
2027	1,433	—	1,433
Total	$49,891,747	$28,398	$49,920,145

The following table provides a breakdown of the Company’s gross charge-offs by fiscal year of origination for the three months ended June 30, 2025:

	Three months ended June 30, 2025
	Gross Charge-offs by Origination
Origination Year	Loans	TALs	Total
2021 and prior	$6,045	$—	$6,045
2022	85,866	—	85,866
2023	331,121	—	331,121
2024	3,927,524	79,991	4,007,515
2025	45,057,496	4,000	45,061,496
2026	5,306	—	5,306
Total	$49,413,358	$83,991	$49,497,349

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

Due to the short term nature of the loan portfolio, forecasted changes in macroeconomic variables such as unemployment levels, general inflation and commodity prices, typically do not have a significant impact on loans outstanding at the end of a particular reporting period, unless those changes are particularly severe and sudden in nature. Therefore, management develops a reasonable and supportable forecast of losses by comparing the most recent six-month loss curves as compared to historical loss curves to see if there are significant changes in borrower behavior that may indicate the historical migration rates should be adjusted. If a change is determined necessary, then the Company has elected to immediately revert back to historical experience past the forecast period. As of June 30, 2026 and March 31, 2026, there were no conditions or other factors considered significant enough to warrant a forecast adjustment.

The following table presents a roll forward of the allowance for credit losses for the three months ended June 30, 2026 and 2025:

	Three months ended June 30,
	2026	2025
Beginning balance	$112,047,278	$103,347,129
Provision for credit losses	43,757,437	50,515,969
Charge-offs	(49,920,145)	(49,497,349)
Recoveries[2]	6,624,901	4,661,279
Net charge-offs	(43,295,244)	(44,836,070)
Ending Balance	$112,509,471	$109,027,028

The following table is an aging analysis on a recency basis at amortized cost of the Company’s gross loans receivable at June 30, 2026:

		Days Past Due - Recency Basis
Customer Tenure	Current	30 - 60	61 - 90	Over 90	Total Past Due	Total Loans
0 to 5 months	$56,868,327	$4,618,208	$4,376,877	$10,012,866	$19,007,951	$75,876,278
6 to 17 months	102,695,647	5,283,247	3,754,627	5,751,402	14,789,276	117,484,923
18 to 35 months	105,388,874	3,455,366	2,307,281	3,262,792	9,025,439	114,414,313
36 to 59 months	126,184,166	3,981,705	2,482,951	3,437,769	9,902,425	136,086,591
60+ months	798,391,121	18,777,047	12,088,284	16,763,452	47,628,783	846,019,904

TALs	538,246	147,731	359,826	3,018,441	3,525,998	4,064,244
Total gross loans	1,190,066,381	36,263,304	25,369,846	42,246,722	103,879,872	1,293,946,253
Unearned interest, insurance and fees	(312,992,627)	(6,594,088)	(6,672,932)	(10,461,068)	(23,728,088)	(336,720,715)
Total net loans	$877,073,754	$29,669,216	$18,696,914	$31,785,654	$80,151,784	$957,225,538

Percentage of period-end gross loans receivable		2.8%	2.0%	3.3%	8.1%

2 Recoveries during the three months ended June 30, 2026 include $1.6 million and $2.4 million in proceeds related to bulk sales of charge-offs from prior periods and the recurring sales of charge-offs, respectively. Recoveries during the three months ended June 30, 2025 include $2.2 million in proceeds related to the recurring sales of charge-offs. These proceeds are included as a component of Provision for credit losses in the Consolidated Statements of Operations.

The following table is an aging analysis on a recency basis at amortized cost of the Company’s gross loans receivable at March 31, 2026:

		Days Past Due - Recency Basis
Customer Tenure	Current	30 - 60	61 - 90	Over 90	Total Past Due	Total Loans
0 to 5 months	$79,597,251	$6,963,212	$7,202,639	$14,326,893	$28,492,744	$108,089,995
6 to 17 months	92,236,929	3,899,186	3,151,558	5,235,929	12,286,673	104,523,602
18 to 35 months	88,974,357	2,845,603	1,934,535	3,391,994	8,172,132	97,146,489
36 to 59 months	123,630,020	3,483,203	2,296,557	3,984,230	9,763,990	133,394,010
60+ months	781,392,253	17,904,078	11,533,012	18,481,763	47,918,853	829,311,106

TALs	4,315,521	2,118,960	35,397	53,243	2,207,600	6,523,121
Total gross loans	1,170,146,331	37,214,242	26,153,698	45,474,052	108,841,992	1,278,988,323
Unearned interest, insurance and fees	(298,986,252)	(6,475,433)	(7,226,714)	(12,375,839)	(26,077,986)	(325,064,238)
Total net loans	$871,160,079	$30,738,809	$18,926,984	$33,098,213	$82,764,006	$953,924,085

Percentage of period-end gross loans receivable		2.9%	2.0%	3.6%	8.5%

The following table is an aging analysis on a contractual basis at amortized cost of the Company’s gross loans receivable at June 30, 2026:

		Days Past Due - Contractual Basis
Customer Tenure	Current	30 - 60	61 - 90	Over 90	Total Past Due	Total Loans
0 to 5 months	$55,555,678	$4,446,113	$4,320,443	$11,554,044	$20,320,600	$75,876,278
6 to 17 months	101,471,204	5,255,949	3,883,985	6,873,785	16,013,719	117,484,923
18 to 35 months	104,179,902	3,496,392	2,402,773	4,335,246	10,234,411	114,414,313
36 to 59 months	124,416,103	3,946,667	2,754,856	4,968,965	11,670,488	136,086,591
60+ months	788,417,913	19,765,104	13,513,483	24,323,404	57,601,991	846,019,904

TALs	444,793	142,294	392,188	3,084,969	3,619,451	4,064,244
Total gross loans	1,174,485,593	37,052,519	27,267,728	55,140,413	119,460,660	1,293,946,253
Unearned interest, insurance and fees	(309,868,842)	(6,293,234)	(7,108,517)	(13,450,122)	(26,851,873)	(336,720,715)
Total net loans	$864,616,751	$30,759,285	$20,159,211	$41,690,291	$92,608,787	$957,225,538

Percentage of period-end gross loans receivable		2.9%	2.1%	4.3%	9.3%

The following table is an aging analysis on a contractual basis at amortized cost of the Company’s gross loans receivable at March 31, 2026:

		Days Past Due - Contractual Basis
Customer Tenure	Current	30 - 60	61 - 90	Over 90	Total Past Due	Total Loans
0 to 5 months	$77,775,686	$6,761,770	$7,574,752	$15,977,787	$30,314,309	$108,089,995
6 to 17 months	90,705,627	3,843,520	3,507,051	6,467,404	13,817,975	104,523,602
18 to 35 months	87,506,104	2,747,848	2,267,411	4,625,126	9,640,385	97,146,489
36 to 59 months	121,309,557	3,525,496	2,813,887	5,745,070	12,084,453	133,394,010
60+ months	769,274,274	18,880,012	14,303,605	26,853,215	60,036,832	829,311,106

TALs	4,289,213	2,110,901	20,317	102,690	2,233,908	6,523,121
Total gross loans	1,150,860,461	37,869,547	30,487,023	59,771,292	128,127,862	1,278,988,323
Unearned interest, insurance and fees	(294,911,485)	(6,127,896)	(8,334,364)	(15,690,493)	(30,152,753)	(325,064,238)
Total net loans	$855,948,976	$31,741,651	$22,152,659	$44,080,799	$97,975,109	$953,924,085

Percentage of period-end gross loans receivable		3.0%	2.4%	4.7%	10.0%

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

The following table presents unpaid accrued interest reversed against interest income by Customer Tenure for the three months ended June 30, 2026 and 2025:

	Three months ended June 30,
	2026	2025
Customer Tenure
0 to 5 months	$(1,592,956)	$(1,424,481)
6 to 17 months	(555,673)	(650,344)
18 to 35 months	(534,594)	(515,858)
36 to 59 months	(941,048)	(583,762)
60+ months	(2,825,281)	(2,758,807)
Total	$(6,449,552)	$(5,933,252)

The following table presents the amortized cost basis of loans on nonaccrual status as of the beginning of the reporting period and the end of the reporting period, as well as interest income recognized on nonaccrual loans for the three months ended June 30, 2026 and 2025:

	Nonaccrual Loans Receivable
Customer Tenure	As of June 30, 2026	As of March 31, 2026	Interest Income Recognized for the three months ended June 30, 2026	Interest Income Recognized for the three months ended June 30, 2025
0 to 5 months	$16,094,851	$23,611,680	$289,888	$251,599
6 to 17 months	10,274,066	10,432,434	254,095	246,225
18 to 35 months	7,052,489	7,455,208	244,073	347,700
36 to 59 months	8,297,494	9,463,186	313,971	432,061
60+ months	40,509,175	44,878,571	1,540,350	1,856,515
Unearned interest, insurance and fees	(19,067,425)	(22,531,096)	—	—
Total	$63,160,650	$73,309,983	$2,642,377	$3,134,100

As of June 30, 2026 and March 31, 2026, there were no loans receivable 61 days or more past due, not on nonaccrual status, and no loans receivable on nonaccrual status with no related allowance for credit losses.

NOTE 6 – VARIABLE INTEREST ENTITIES

Warehouse Facility

The Company transfers pools of eligible loans receivable to the Warehouse to secure debt for general funding purposes. The Warehouse, a SPE of the Company, is considered a VIE under ASC 810, Consolidation, and is consolidated into the financial statements of the Company as the Company is determined to be the primary beneficiary of the Warehouse.

Debt under the Warehouse Facility is supported by the expected cash flows from the underlying collateralized loans receivable. Collections on these loans receivable are remitted to a restricted cash collection account. As of June 30, 2026, the balance in the restricted cash collection account was $12.0 million The Company also maintains a restricted cash reserve account, which totaled $1.3 million as of June 30, 2026. Cash inflows from the pledged loans receivable are distributed in accordance with the Credit Agreement's monthly contractual priority of payments, which include the Warehouse's lenders and service providers. Additionally, the Warehouse pays a servicing fee to the Company, which is eliminated in consolidation, as the Company continues to service the loans receivable transferred to the Warehouse. Cash inflows remaining after the contractual payments are distributed to the Company, which is permitted under the Credit Agreement.

The following table presents the assets and liabilities of our consolidated VIE:

	June 30, 2026	March 31, 2026
ASSETS
Gross loans receivable	$173,219,688	$228,285,593
Less:
Unearned interest, insurance and fees	(45,519,769)	(59,193,501)
Allowance for credit losses	(15,951,423)	(18,563,362)
Loans receivable, net	111,748,496	150,528,730
Restricted cash	13,322,863	17,636,232
Other assets, net	2,763,375	2,900,036
Total assets	$127,834,734	$171,064,998
LIABILITIES
Warehouse facility	$105,181,541	$143,293,355
Accounts payable and accrued expenses	592,103	855,839
Total liabilities	$105,773,644	$144,149,194

Historic Tax Credit Investments

The Company's historic tax credit investments are considered VIEs under ASC 810, Consolidation; however, as the Company is not the primary beneficiary of such VIEs, they are not consolidated into the financial statements of the Company.

The Company's maximum exposure to loss as a result of its involvement with these entities is limited to the carrying amount of its investments, including any undrawn commitments and any tax credits previously recognized which remain subject to recapture under applicable program requirements. The Company believes the risk of such recapture is remote. The Company's funding requirements are limited to its invested capital and undrawn commitments for future equity contributions. The Company has no exposure to loss from liquidity arrangements and obligation to purchase assets of these entities.

The following table presents the Company's investments in these unconsolidated entities and related unfunded commitments, which are reported in Other assets, net and Accounts payable and accrued expenses, respectively, in the Consolidated Balance Sheets.

	June 30, 2026	March 31, 2026
Investment carrying amount:
Historic tax credit	$35,280,955	$10,136,962

Unfunded commitments:
Historic tax credit	$30,405,912	$5,189,720

NOTE 7 – LEASES

Accounting Policies and Matters Requiring Management's Judgment

The Company uses the effective interest rate of its revolving facilities to determine the discount rate when evaluating leases under Topic 842. Specifically, Management applies the effective interest rate of its revolving facilities at the end of the prior fiscal year to leases entered into in the following year. For example, the effective interest rate of 7.7% at March 31, 2026 was used as the discount rate when determining the lease type and the present value of lease payments for leases entered into in fiscal 2027.

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

As of June 30, 2026 and 2025, the Company had no finance leases.

The following table reports information about the Company's lease cost for the three months ended June 30, 2026 and 2025:

	Three months ended June 30,
	2026	2025
Lease Cost
Operating lease cost	$6,333,845	$6,317,365
Variable lease cost	1,035,307	954,602
Total lease cost	$7,369,152	$7,271,967

The following table reports other information about the Company's leases for the three months ended June 30, 2026 and 2025:

	Three months ended June 30,
	2026	2025
Other Lease Information
Operating cash flows for amounts included in the measurement of lease liabilities — operating leases	$6,173,246	$6,257,288
Right-of-use assets obtained in exchange for new operating lease liabilities	$5,667,745	$3,282,109
Weighted average remaining lease term — operating leases	6.0 years	6.4 years
Weighted-average discount rate — operating leases	7.7%	7.1%

The aggregate annual lease obligations as of June 30, 2026 are as follows:

Operating Leases
Remainder of 2027	$17,061,901
2028	19,542,702
2029	15,093,016
2030	11,594,253
2031	8,360,097
Thereafter	22,017,375
Total undiscounted lease liability	$93,669,344
Imputed interest	18,429,698
Total discounted lease liability	$75,239,646

The Company had no leases with related parties as of June 30, 2026 or March 31, 2026.

NOTE 8 – AVERAGE SHARE INFORMATION

The following is a summary of the basic and diluted average common shares outstanding:

	Three months ended June 30,
	2026	2025
Basic:
Weighted average common shares outstanding (denominator)	4,492,316	5,224,004

Diluted:
Weighted average common shares outstanding	4,492,316	5,224,004
Dilutive potential common shares	88,825	64,639
Weighted average diluted shares outstanding (denominator)	4,581,141	5,288,643

Under the treasury stock method, options to purchase 156,321 and 163,021 shares of common stock at various prices were outstanding during the three months ended June 30, 2026 and 2025, respectively, but were not included in diluted shares outstanding because the option exercise price exceeded the market value of the shares.

NOTE 9 – STOCK-BASED COMPENSATION

Stock Incentive Plans

The Company maintains the 2008 Plan, the 2011 Plan, the 2017 Plan and the 2025 Plan for the benefit of certain non-employee directors, officers, and key employees. Under these plans, a total of 3,750,000 shares of authorized common stock have been reserved for issuance pursuant to grants approved by the Compensation Committee. At June 30, 2026, there were a total of 669,100 shares of common stock remaining available for grant under the 2017 Plan and 2025 Plan and no shares of common stock remaining available for grant under the 2008 or 2011 plan. No awards have been granted under the 2025 Plan as of June 30, 2026.

Stock options granted under these plans have a maximum term of 10 years. Service Options and Restricted Stock granted under these plans typically vest in three equal annual installments, beginning on the first anniversary of the grant date, subject to each respective employee’s continued employment at the Company through each applicable vesting date or otherwise provided under the terms of the applicable award agreement or applicable employment agreement. The performance vesting conditions associated with Performance Shares and Performance Options are further discussed below within this Note 9 to the Consolidated Financial Statements.

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

Long-term Incentive Awards and Non-Employee Director Awards

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

Up to 100% of the shares of restricted stock subject to the 2024 Performance Share awards were eligible to vest based on the achievement of certain performance goals established by the Compensation Committee related to company operational performance metrics during the 2024 Performance Share Measurement Period, for which achievement must be certified by the Compensation Committee. The 2024 Performance Shares were eligible to vest over the 2024 Performance Share Measurement Period, subject to each respective employee’s continued employment at the Company through the last day of the 2024 Performance Share Measurement Period or as otherwise provided under the terms of the applicable award agreement or applicable employment agreement.

On December 31, 2025, 1,031 of the 7,500 2024 Performance Share awards were forfeited as a result of certain company operational performance metrics not being achieved during the 2024 Performance Share Measurement Period. The remaining 6,469 performance shares vested on January 21, 2026 after certification of performance achievement by the Compensation Committee.

Up to 100% of the 2024 Performance Options were eligible to vest based on the achievement of certain performance goals established by the Compensation Committee related to company operational performance metrics during the 2024 Performance Option Measurement Period, for which achievement must be certified by the Compensation Committee. Following certification of achievement, the 2024 Performance Options mainly vest in three equal annual installments, beginning on January 30, 2026, subject to each respective employee’s continued employment at the Company through each applicable vesting date or as otherwise provided under the terms of the applicable award agreement or applicable employment agreement.

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

On April 15, 2026, the Compensation Committee and Board of Directors approved grants of Service Options, Performance Options, Restricted Stock and Performance Shares under the 2017 Plan to certain employee directors and vice presidents.

Up to 100% of the 2026 Performance Options are eligible to vest based on the achievement of certain performance goals established by the Compensation Committee related to company operational performance metrics during the 2026 Performance Share and Option Measurement Period, for which achievement must be certified by the Compensation Committee. Following certification of achievement, the 2026 Performance Options vest in three equal annual installments, beginning in April 2027, subject to each respective employee’s continued employment at the Company through each applicable vesting date or otherwise provided under the terms of the applicable award agreement or applicable employment agreement.

The 2026 Performance Shares are eligible to vest based on the achievement of certain performance goals established by the Compensation Committee related to company operational performance metrics during the 2026 Performance Share and Option Measurement Period, for which achievement must be certified by the Compensation Committee. Following certification of achievement, the 2026 Performance Shares vest in April 2027, subject to each respective employee’s continued employment at the Company through each applicable vesting date or otherwise provided under the terms of the applicable award agreement or applicable employment agreement.

Stock Options

The weighted-average fair value at the grant date for options issued during the three months ended June 30, 2026 was $69.27.

Fair value was estimated at grant date using the weighted-average assumptions listed below:

Three months ended June 30,
2026

Dividend yield	—%
Expected volatility	55.09%
Average risk-free rate	3.90%
Expected life	5.0 years

Option activity for the three months ended June 30, 2026 was as follows:

	Shares		Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Options outstanding, beginning of period	134,809		$112.92
Granted during period	32,675		134.55
Exercised during period	(30,389)		108.56
Options outstanding, end of period	137,095	[3]	$119.04	5.9 years	$14,366,577
Options exercisable, end of period	82,383		$114.14	3.6 years	$9,036,930

The aggregate intrinsic value reflected in the table above represents the total pre-tax intrinsic value (the difference between the closing stock price on June 30, 2026 and the exercise price, multiplied by the number of in-the-money options that are currently exercisable) that would have been received by option holders had all option holders exercised their options as of June 30, 2026. This amount will change as the market price of the common stock changes. The total intrinsic value and tax benefit of options exercised during the three month periods ended June 30, 2026 and 2025 were as follows:

	Three months ended June 30,
	2026	2025

Intrinsic value of options exercised	$2,336,694	$1,000,598
Tax benefit of options exercised	572,491	245,147

No stock options vested during the three months ended June 30, 2026. As of June 30, 2026, total unrecognized stock-based compensation expense related to non-vested stock options amounted to approximately $2.0 million, which is expected to be recognized over a weighted-average period of approximately 2.0 years.

Restricted Stock and Performance Shares

During the first three months of fiscal 2027, the Company granted 10,845 shares of restricted stock (which are equity classified) to certain vice presidents and our former interim CEO with a grant date weighted average fair value of $138.74 per share.

The total fair value of restricted stock vested during the three months ended June 30, 2026 was $4.3 million. As of June 30, 2026, there was approximately $9.8 million of unrecognized compensation cost related to unvested restricted stock awards, which is expected to be recognized over the next 1.3 years based on current estimates.

A summary of the status of the Company’s restricted stock as of June 30, 2026, and changes during the three months ended June 30, 2026, are presented below:
3 Of the 137,095 options outstanding, 19,398 are not yet exercisable based solely on fulfilling a service condition and another 35,314 are not yet exercisable based solely on fulfilling performance conditions.

	Shares	Weighted Average Fair Value at Grant Date

Outstanding at March 31, 2026	172,500	$156.65
Granted during the period	10,845	138.74
Vested during the period[4]	(28,592)	157.44
Forfeited during the period[5]	(14,503)	150.24
Outstanding at June 30, 2026	140,250	$155.77

Total Stock-Based Compensation

Total stock-based compensation included as a component of personnel expenses in the Company's Consolidated Statements of Operations during the three month periods ended June 30, 2026 and 2025 was as follows:

	Three months ended June 30,
	2026	2025
Stock-based compensation related to equity classified awards:
Stock-based compensation related to stock options	$353,673	$275,881
Stock-based compensation related to restricted stock	4,855,227	2,830,826
Total stock-based compensation related to equity classified awards	$5,208,900	$3,106,707

NOTE 10 – ACQUISITIONS

The Company evaluates each set of assets and activities it acquires to determine if the set meets the definition of a business according to FASB ASC Topic 805-10-55. Acquisitions meeting the definition of a business are accounted for as business combinations while all other acquisitions are accounted for as asset purchases.

4Includes 28,000 shares of time-based restricted stock that became vested in connection with the former CEO’s termination of employment in April 2026 and 592 shares of time-based restricted stock that became vested in May 2026 in connection with the former interim CEO's restricted stock award.
5 Reflects the forfeiture of 8,000 unvested performance shares by the former CEO and 6,503 unvested time-based restricted shares by the former interim CEO in connection with their termination of employment in April 2026 and June 2026, respectively.

The following table sets forth the Company's acquisition activity for the three months ended June 30, 2026 and 2025:

	Three months ended June 30,
	2026	2025
Acquisitions:
Number of loan portfolios acquired through asset purchases	2	—
Total acquisitions	2	—

Purchase price	$2,286,987	$—

Tangible assets:
Loans receivable, net	2,286,987	—

Purchase price amount below carrying value of net tangible assets	$—	$—

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

Acquisitions that are accounted for as asset purchases are typically limited to acquisitions of loan portfolios. The purchase price is allocated to the tangible assets and intangible assets acquired based upon their estimated fair values at the acquisition date. In an asset purchase, no goodwill is recorded. When the cost of an asset acquisition is less than the fair value of the net assets acquired, the benefit is allocated to nonmonetary long-lived assets acquired on a relative fair value basis. However, any assets for which the subsequent application of GAAP would result in an immediate gain (e.g., financial assets, assets held for sale) are not allocated a portion of the cost below fair value. Any remaining benefit is recorded as a discount on purchase, which is a component of Unearned interest, insurance and fees in the Company's Consolidated Balance Sheets, and is amortized over the life of loans receivable acquired. Unamortized discount on purchases as of June 30, 2026 and March 31, 2026 was $113.1 thousand and $23.1 thousand, respectively.

The Company’s acquisitions include tangible assets (generally loans and furniture and equipment) and intangible assets (generally non-compete agreements, customer lists, and goodwill), both of which are recorded at their fair values, which are estimated pursuant to the processes described below.

Acquired loans are valued at the net loan balance. Given the short-term nature of these loans, generally less than twelve months, and that these loans are priced at current rates, management believes the net loan balances approximate their fair value. Under CECL, acquired loans are included in the reserve calculations for all loan types (excluding TALs). Management includes recent acquisition activity compared to historical activity when considering reasonable and supportable forecasts as it relates to assessing the adequacy of the allowance for expected credit losses. The Company did not acquire any loans that would qualify as PCDs during the three months ended June 30, 2026 and 2025.

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

NOTE 11 – INTANGIBLE ASSETS

The following table provides the gross carrying amount and related accumulated amortization of definite-lived intangible assets:

	June 30, 2026			March 31, 2026
	Gross Carrying Amount	Accumulated Amortization	Net Intangible Asset	Gross Carrying Amount	Accumulated Amortization	Net Intangible Asset
Customer lists	$55,858,615	$(52,427,716)	$3,430,899	$55,858,615	$(51,654,553)	$4,204,062
Non-compete agreements	10,534,749	(10,529,890)	4,859	10,534,749	(10,529,396)	5,353
Total	$66,393,364	$(62,957,606)	$3,435,758	$66,393,364	$(62,183,949)	$4,209,415

The estimated amortization expense for intangible assets for future fiscal years ended March 31 is as follows: $1.9 million for the remainder of 2027; $0.9 million for 2028; $0.4 million for 2029; $0.1 million for 2030; $0.04 million for 2031; and an aggregate of $0.1 million for the years thereafter.

NOTE 12 – DEBT

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

Pursuant to the Revolving Credit Agreement, on June 29, 2026, the Company obtained an accordion increase in the amount of $15.0 million to be effected by a new commitment of $15.0 million from Investar Bank, National Association (the "Increasing Lender"), resulting in aggregate commitments of the Lenders and the Increasing Lender of $655.0 million, with an accordion feature that can increase the aggregate commitments by $135.0 million for a total commitment, if the full accordion is borrowed, of $790.0 million (the "Revolving Credit Facility").

At June 30, 2026, $467.6 million was outstanding under the Company's Revolving Credit Facility, not including $816.1 thousand in outstanding standby letters of credit, which include (i) $200.0 thousand related to worker's compensation expiring on October 16, 2026 and (ii) $616.1 thousand related to the Company's investment in captive insurance expiring on March 1, 2027. Both letters of credit automatically extend for one year on their expiration dates. To the extent that the letter of credit is drawn upon, the disbursement will be funded by the Revolving Credit Facility. There are no amounts due related to the letters of credit as of June 30, 2026. At June 30, 2026, subject to a borrowing base formula, the Company may borrow at the rate of one-month SOFR plus 0.10% and an applicable margin of 3.5% with a minimum rate of 4.5%. The Revolving Credit Agreement has a commitment fee of 0.50% per annum on the unused portion of the commitment. Commitment fees on the unused portion of the borrowing totaled $0.2 million and $0.4 million for the three months ended June 30, 2026 and 2025, respectively.

For the three months ended June 30, 2026 and fiscal year ended March 31, 2026, the Company’s effective interest rate, including the commitment fee and amortization of debt issuance costs, was 7.8% annualized and 8.3%, respectively. At June 30, 2026, the unused amount available under the Revolving Credit Facility was $103.6 million. Borrowings under the Revolving Credit Facility have a maturity date of July 22, 2028.

At June 30, 2026, substantially all of the Company’s assets, with the exception of loans receivable pledged to the Warehouse, were pledged as collateral for borrowings under the Revolving Credit Agreement.

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

The Credit Agreement provides for a revolving $175.0 million warehouse facility (the “Warehouse Facility”) and is secured by certain consumer loan receivables that were directly originated by certain of the Company’s subsidiaries. At June 30, 2026, $105.2 million was outstanding under the Company's Warehouse Facility. As of June 30, 2026, the Company may borrow at the rate of one-month SOFR plus 0.11448% and an applicable margin of 3.00%, with a minimum rate of 4.00%. The Credit Agreement has a commitment fee of 0.50% per annum on the unused portion of the commitment. Commitment fees on the unused portion of the borrowing totaled $0.1 million for the three months ended June 30, 2026.

For the three months ended June 30, 2026, the Company’s effective interest rate, including the commitment fee and amortization of debt issuance costs, was 7.9%. At June 30, 2026, the unused amount available under the Warehouse Facility was $69.8 million. Borrowings under the Warehouse Facility have an expected maturity date of September 29, 2027.

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

During fiscal 2026 and prior to the Redemption, the Company repurchased and extinguished $17.0 million of its Notes, net of $0.1 million unamortized debt issuance costs related to the extinguished debt, on the open market for a reacquisition price of $17.0 million.

For the three months ended June 30, 2025, the Company recognized a $43.0 thousand loss on extinguishment. In accordance with ASC 470, the Company recognized the loss on extinguishments as a component of interest expense in the Company's Consolidated Statements of Operations.

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

On May 22, 2026, the Company entered into a Consent and Limited Modification to Fixed Charge Ratio (the "Modification") with Bank of Montreal, as Administrative Agent and Collateral Agent, and the Required Lenders party to the Revolving Credit Agreement dated as of July 22, 2025 (as amended or otherwise modified from time to time), by and among the Company, the lenders from time to time party thereto, and BMO, as Administrative Agent and Collateral Agent.

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

In addition, the Revolving Credit Agreement requires the Company to (i) keep and maintain a Consolidated Net Worth of $325.0 million, (ii) not permit the aggregate unpaid principal amount of Total Debt to exceed 225.0% of Consolidated Adjusted Net Worth, and (iii) maintain an Asset Quality Indicator (Consolidated) of less than or equal to 26.0%. Each of the capitalized terms used and not defined herein have the meanings set forth in the Revolving Credit Agreement.

The Company was in compliance with these covenants at June 30, 2026, after giving effect to the Consent and Limited Modification to the Net Income Available for Fixed Charges to Fixed Charges ratio. The Company does not believe that these covenants will materially limit its business and expansion strategy.

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

Warehouse Facility

The Credit Agreement contains affirmative and negative covenants, including covenants that generally restrict the ability of the Company and the Borrower to, among other things, incur or guarantee indebtedness, incur liens, pay dividends and repurchase or redeem capital stock, engage in mergers and consolidations, make acquisitions or other investments, or fund benefit plans. The Company’s financial covenants under the Credit Agreement include: (i) a minimum tangible net worth of $305.0 million; (ii) a maximum ratio of debt to tangible net worth of 2.25 to 1.0 as of the end of each fiscal quarter; (iii) a minimum liquidity amount of $35.0 million; and (iv) a minimum of unrestricted cash and cash equivalents of $5.0 million. The Credit Agreement also contains covenants that require the Company, as Servicer, with respect to any collection period to maintain certain delinquency ratios, payment ratios and annualized net charge-off ratios. A failure to maintain such ratios may result in a Level I Trigger Event, Level II Trigger Event, or Level III Trigger Event. Each of the capitalized terms used and not defined herein have the meanings set forth in the Credit Agreement.

The Company was in compliance with these covenants at June 30, 2026 and does not believe that these covenants will materially limit its business and expansion strategy.

The Credit Agreement also contains customary events of default (subject to certain materiality thresholds and cure periods), including among others: (a) non-payment, (b) non-compliance with covenants, (c) failure of the Administrative Agent to maintain a first-priority perfected security interest in any material portion of the collateral (subject to permitted liens), (d) the occurrence of a servicer termination event, (e) a breach of a representation or warranty, (f) an insolvency event involving the Company, the Borrower, or the Originators (as defined therein), (g) a change in control of the Company or the Borrower, (h) an event of default under a material financing agreement of the Company, the Borrower, or the Originators, (i) failure of the Company, as Servicer, to maintain certain financial covenants, and (j) the Company, the Borrower, or the Originators have one or more final non-appealable judgments entered against it by a court of competent jurisdiction in excess of the specified monetary thresholds. The remedies for such events of default are also customary for this type of transaction and include acceleration of the Borrower’s outstanding obligations under the Credit Agreement.

Debt Maturities

The aggregate annual maturities of the Company's debt arrangements for future fiscal years ended March 31 are as follows:

Amount
Remainder of 2027	$—
2028	105,181,541
2029	467,649,108
2030	—
2031	—
Thereafter	—
Total future debt payments	$572,830,649

NOTE 13 – INCOME TAXES

At both June 30, 2026 and March 31, 2026, the Company had $0.5 million of total gross unrecognized tax benefits, including interest. Of these totals, approximately $0.4 million represents the amount of net unrecognized tax benefits that are permanent in nature and, if recognized, would affect the annual effective tax rate for each period. The Company’s continuing practice is to recognize interest and penalties related to income tax matters in income tax expense. The Company had approximately $63.5 thousand accrued for gross interest as of June 30, 2026, and accrued $9.0 thousand during the three months ended June 30, 2026.

Investment in HTC was $35.3 million and $10.1 million as of June 30, 2026 and March 31, 2026, respectively, which is included as a component of Other assets, net in the Consolidated Balance Sheets. The Company recognized net amortization from these investments of $1.2 million and $3.4 million during the three months ended June 30, 2026 and 2025, respectively, in income tax expense. The Company recognized tax benefits from these investments of $1.4 million and $3.8 million for the three months ended June 30, 2026 and 2025, respectively, in income tax expense and in Income taxes payable in the Consolidated Statements of Cash Flows. The Company did not recognize any non-tax related activity or have any significant modifications in the investments during the current period.

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

The Company’s effective income tax rate was 22.7% for the three months ended June 30, 2026 compared to 30.2% for the prior year quarter. The decrease was primarily the result of a settlement with various taxing authorities that resulted in an increase in the reserve under ASC 740 (unrecognized tax positions) which was treated as a discrete item in the prior year quarter. This was partially offset by an increase in disallowed executive compensation under Section 162(m) in the current quarter.

NOTE 14 – COMMITMENTS AND CONTINGENCIES

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

NOTE 15 – SUBSEQUENT EVENTS

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

Among the key factors that could cause our actual financial results, performance or condition to differ from the expectations expressed or implied in such forward-looking statements are the following: recently enacted, proposed or future legislation and the manner in which it is implemented, including pursuant to policies of the new U.S. administration; changes in the U.S. tax code; the nature and scope of regulatory authority, particularly discretionary authority, that is or may be exercised by regulators, including, but not limited to, the U.S. Consumer Financial Protection Bureau, and individual state regulators having jurisdiction over the Company; the unpredictable nature of regulatory examinations, proceedings and litigation; employee misconduct or misconduct by third parties; uncertainties associated with management turnover and the effective succession of senior management, including the recent CEO transition and ongoing search for a permanent replacement; media and public characterization of consumer installment loans; labor unrest; the impact of changes in accounting rules and regulations, or their interpretation or application, which could materially and adversely affect the Company’s reported consolidated financial statements or necessitate material delays or changes in the issuance of the Company’s audited consolidated financial statements; the Company's assessment of its internal control over financial reporting; changes in interest rates; the impact of inflation and macroeconomic uncertainty; risks relating to the acquisition or sale of assets or businesses or other strategic initiatives, including increased loan delinquencies or net charge-offs, the loss of key personnel, integration or migration issues, the failure to achieve anticipated synergies, increased costs of servicing, incomplete records, and retention of customers; risks inherent in making loans, including repayment risks and value of collateral; cybersecurity threats or incidents, including the potential or actual misappropriation of assets or sensitive information, corruption of data or operational disruption and the costs of the associated response thereto; our dependence on debt and the potential impact of limitations in the Company’s credit facilities or other impacts on the Company's ability to borrow money on favorable terms, or at all; the timing and amount of revenues that may be recognized by the Company; changes in current revenue and expense trends (including trends affecting delinquency and charge-offs); the impact of extreme weather events and natural disasters; changes in the Company’s markets and general changes in the economy (particularly in the markets served by the Company).

These and other risks are discussed in more detail in Part I, Item 1A “Risk Factors” in the Company's fiscal 2026 Annual Report, and in the Company’s other reports filed with, or furnished to, the SEC from time to time. The Company does not undertake any obligation to update any forward-looking statements it may make, except to the extent required by law.

Results of Operations

The following table sets forth certain information derived from the Company's Consolidated Statements of Operations and Consolidated Balance Sheets (unaudited), as well as operating data and ratios, for the periods indicated:

	Three months ended June 30,
	2026	2025
	(Dollars in thousands)
Gross loans receivable	$1,293,946	$1,264,341
Average gross loans receivable (1)	1,280,587	1,239,483
Net loans receivable (2)	957,225	938,126
Average net loans receivable (3)	950,211	922,484

Expenses as a percentage of total revenue:
Provision for credit losses	31.4%	38.0%
General and administrative	54.7%	53.0%
Interest expense	8.2%	7.3%
Operating income as a % of total revenue (4)	13.9%	9.0%

Loan volume (5)	$758,916	$751,502

Net charge-offs as percent of average net loans receivable on an annualized basis	18.2%	19.4%

Return on average assets (trailing 12 months)	3.6%	7.8%

Return on average equity (trailing 12 months)	10.6%	19.1%

Branches opened or acquired (merged or closed), net	—	(10)

Branches open (at period end)	1,009	1,014
_______________________________________________________
(1) Average gross loans receivable has been determined by averaging month-end gross loans receivable over the indicated period.
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

Comparison of three months ended June 30, 2026 versus three months ended June 30, 2025

Gross loans outstanding increased to $1.29 billion as of June 30, 2026, a 2.3% increase from the $1.26 billion of gross loans outstanding as of June 30, 2025. During the most recent quarter, our existing customer borrowing increased, while our new customer borrowing decreased, compared to the same quarter of fiscal 2026. New customer loan volume decreased 40.1%, compared to the same quarter of fiscal year 2026. At the end of the prior fiscal year, we tightened our underwriting of new customers given the proportion of new customers already in the portfolio and increasing macroeconomic uncertainty. As a result, our customer base decreased by 1.9% during the twelve-month period ended June 30, 2026, compared to an increase of 4.0% for the comparable period ended June 30, 2025. We have since expanded underwriting and expect to carefully increase new customer lending in the coming quarters.

The $6.1 million net income for the three months ended June 30, 2026 is a 285.4% increase from net income of $1.6 million for the same period of the prior year. Operating income, which is revenue less provision for credit losses and general and administrative expenses, increased by $7.4 million, or 62.4%, compared to the same period of the prior year.

Revenues for the three months ended June 30, 2026 increased by $6.4 million, or 4.8%, to $139.2 million from $132.8 million for the same period of the prior year. Interest and fee income for the three months ended June 30, 2026 increased by $6.2 million, or 5.4%, from the same period of the prior year due to an increase in outstanding balances and interest yields.

Insurance and other income for the three months ended June 30, 2026 increased by $0.2 million, or 1.3%, from the same period of the prior year. Insurance income remained essentially unchanged at $11.3 million in the first quarter of fiscal 2027 compared to $11.5 million in the first quarter of fiscal 2026. Other income increased $0.5 million, or 7.7%, to $6.4 million in the first quarter of fiscal 2027, compared to $5.9 million in the first quarter of fiscal 2026.

The provision for credit losses decreased $6.7 million, or 13.4%, to $43.8 million from $50.5 million when comparing the first quarter of fiscal 2027 to the first quarter of fiscal 2026. The table below itemizes the key components of the CECL allowance and provision impact during the quarter.

CECL Allowance and Provision (Dollars in millions)	Q1 FY 2027	Q1 FY 2026	Difference	Reconciliation
Beginning Allowance - March 31	$112.0	$103.4	$8.6
Change due to Growth	$1.2	$3.3	$(2.1)	$(2.1)
Change due to Expected Loss Rate on Performing Loans	$1.4	$5.7	$(4.3)	$(4.3)
Change due to 90 days past due	$(2.1)	$(3.3)	$1.2	$1.2
Ending Allowance - June 30	$112.5	$109.1	$3.4	$(5.2)
Net Charge-offs	$43.3	$44.8	$(1.5)	$(1.5)
Provision	$43.8	$50.5	$(6.7)	$(6.7)
Note: The change in allowance for the quarter plus net charge-offs for the quarter equals the provision for the quarter (see above reconciliation).

Net charge-offs for the quarter decreased $1.5 million, from $44.8 million in the first quarter of fiscal 2026 to $43.3 million in the first quarter of fiscal 2027. Net charge-offs as a percentage of average net loan receivables on an annualized basis decreased to 18.2% in the first quarter of fiscal 2027 from 19.4% in the first quarter of fiscal 2026. Net charge-offs decreased due to the decrease in new customers during the twelve-month period ending June 30, 2026. Additionally, net charge-offs during the quarter include recoveries of $1.6 million related to a bulk sale of prior charge-offs.

The Company's allowance for credit losses as a percentage of net loans was 11.8% at June 30, 2026 compared to 11.6% at June 30, 2025. Accounts that were 61 days or more past due on a recency basis decreased to 5.2% at June 30, 2026 compared to 5.4% at June 30, 2025. Recency delinquency on accounts 0 to 60 days past due decreased from 19.2% at June 30, 2025, to 18.1% at June 30, 2026.

G&A expenses for the three months ended June 30, 2026 increased by $5.8 million, or 8.2%, from the corresponding period of the previous year. As a percentage of revenues, G&A expenses increased from 53.0% during the three months ended June 30, 2025 to 54.7% during the three months ended June 30, 2026. G&A expenses per average open branch increased by 9.4% when comparing the two three-month periods. G&A expenses were negatively impacted during the current quarter by $4.6 million in CEO transition related expense. The change in G&A expense is explained in greater detail below.

Personnel expense totaled $50.8 million for the three months ended June 30, 2026, a $5.1 million, or 11.1%, increase over the three months ended June 30, 2025. Salary expense increased approximately $2.5 million, or 7.8%, during the quarter ended June 30, 2026, compared to the quarter ended June 30, 2025. Severance related costs increased salary expense by $2.1 million in the first quarter of fiscal 2027 compared to the first quarter of fiscal 2026. Our headcount as of June 30, 2026 remained relatively flat compared to June 30, 2025. Benefit expense increased approximately $1.0 million, or 10.6%, when comparing the quarterly periods ended June 30, 2026 and 2025. Incentive expense increased $3.3 million in the first quarter of fiscal 2027 compared to the first quarter of fiscal 2026. The increase in incentive expense is primarily due to $2.0 million in CEO transition expense.

Occupancy and equipment expense totaled $12.0 million for the three months ended June 30, 2026, a $0.2 million, or 2.1%, increase over the three months ended June 30, 2025.

Advertising expense decreased $0.2 million, or 7.6%, in the first quarter of fiscal 2027 compared to the first quarter of fiscal 2026 due to decreased spending on new customer acquisition programs.

Amortization of intangible assets totaled $0.8 million for the three months ended June 30, 2026, a $0.1 million, or 6.9%, decrease over the three months ended June 30, 2025.

Other expense totaled $10.4 million for the three months ended June 30, 2026, a $0.7 million, or 7.1%, increase over the three months ended June 30, 2025.

Interest expense for the three months ended June 30, 2026 increased by $1.8 million, or 18.6%, from the corresponding three months of the previous year. Interest expense primarily increased due to a 27.6% increase in the average debt outstanding for the quarter, partially offset by a 6.4% decrease in the effective interest rate from 8.3% to 7.8%. The average debt outstanding increased from $456.2 million to $582.3 million when comparing the quarters ended June 30, 2025 and 2026. The Company’s debt-to-equity ratio increased from 1.1:1 at June 30, 2025 to 1.6:1 at June 30, 2026.

Other key return ratios for the three months ended June 30, 2026 included a 3.6% return on average assets and a return on average equity of 10.6% (both on a trailing 12-month basis), as compared to a 7.8% return on average assets and a return on average equity of 19.1% (both on a trailing 12-month basis) for the three months ended June 30, 2025.

The Company’s effective income tax rate was 22.7% for the three months ended June 30, 2026 compared to 30.2% for the corresponding period of the previous year. The decrease was the result of a settlement with various taxing authorities that resulted in an increase in the reserve under ASC 740 (unrecognized tax positions) which was treated as a discrete item in the prior year quarter. This was partially offset by an increase in disallowed executive compensation under Section 162(m) in the current quarter.

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

See Part I, Item 1, “Business Government Regulation Federal legislation,” for a further discussion of these matters and the federal regulations to which the Company’s operations are subject and Part I, Item 1A, “Risk Factors,” in each case, in the Company’s fiscal 2026 Annual Report for more information regarding these regulatory and related risks.

Liquidity and Capital Resources

The Company has historically financed and continues to finance its operations, acquisitions and branch expansion primarily through a combination of cash flows from operations and borrowings from its institutional lenders. As discussed below, the Company has also issued debt securities to finance its operations and repay a portion of its outstanding indebtedness. The Company has generally applied its cash flows from operations to fund its loan volume, fund acquisitions, repay long-term indebtedness, and repurchase its common stock. Net cash provided by operating activities for the three months ended June 30, 2026 was $64.4 million.

As of June 30, 2026, the Company's debt outstanding was $572.8 million and its shareholders' equity was $362.2 million resulting in a debt-to-equity ratio of 1.6:1.0. Management will continue to monitor the Company's debt-to-equity ratio and is committed to maintaining a debt level that will allow the Company to continue to execute its business objectives, while not putting undue stress on its consolidated balance sheet.

The Company believes that attractive opportunities to acquire new branches or receivables from its competitors or to acquire branches in communities not currently served by the Company will continue to become available as conditions in local economies and the financial circumstances of owners change.

As of June 30, 2026, the Company had two credit facilities: the Revolving Credit Facility and the Warehouse Facility. The Revolving Credit Facility provides, among other things, aggregate commitments of the Lenders of $655.0 million, with an accordion feature that can increase the aggregate commitments by $135.0 million (for a total commitment, if the full accordion is borrowed, of $790.0 million).

Subject to a borrowing base formula, the Company could borrow at the rate of one month SOFR plus 0.10% and an applicable margin of 3.5% with a minimum rate of 4.5% under the Revolving Credit Agreement. At June 30, 2026, the aggregate commitments under the Revolving Credit Agreement were $655.0 million. The borrowing base limitation was equal to the product of (a) the Company’s eligible finance receivables, less unearned finance charges, insurance premiums and insurance commissions applicable to such eligible finance receivables, and (b) an advance rate percentage that ranges from 70% to 80% based on a collateral performance indicator equal to the sum of, for the Company and certain of its subsidiaries (a) a three-month rolling average rate of receivables at least sixty days past due and (b) an eight-month rolling average net charge-off rate. The Company had $816.1 thousand in outstanding standby letters of credit which include (i) $200.0 thousand related to worker's compensation expiring on October 16, 2026 and (ii) $616.1 thousand related to the Company's investment in captive insurance expiring on March 01, 2027. Both letters of credit automatically extend for one year on their expiration dates. Further, under the Revolving Credit Agreement, the administrative agent has the right to set aside reasonable reserves against the available borrowing base in such amounts as it may deem appropriate, including, without limitation, reserves with respect to certain regulatory events or any increased operational, legal, or regulatory risk of the Company and its subsidiaries.

For the three months ended June 30, 2026 and fiscal year ended March 31, 2026, the Company’s effective interest rate, including the commitment fee and amortization of debt issuance costs, as it relates to the Revolving Credit Agreement was 7.8% annualized and 8.3%, respectively. At June 30, 2026, the unused amount available under the Revolving Credit Facility was $103.6 million. Borrowings under the Revolving Credit Facility have a maturity date of July 22, 2028.

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

The Warehouse Facility provides for a revolving $175.0 million warehouse facility and is secured by certain consumer loan receivables that were directly originated by certain of the Company’s subsidiaries. As of June 30, 2026, the Company may borrow at the rate of one-month SOFR plus 0.11448% and an applicable margin of 3.00%, with a minimum rate of 4.00%. The Credit Agreement has a commitment fee of 0.50% per annum on the unused portion of the commitment.

For the three months ended June 30, 2026, the Company’s effective interest rate, including the commitment fee and amortization of debt issuance costs, as it relates to the Credit Agreement was 7.9%. At June 30, 2026, the unused amount available under the Warehouse Facility was $69.8 million. Borrowings under the Warehouse Facility have an expected maturity date of September 29, 2027.

The Company continues to believe stock repurchases are a viable component of the Company’s long-term financial strategy and an excellent use of excess cash when the opportunity arises. Additional share repurchases can be made subject to compliance with, among other things, applicable restricted payment covenants under the Revolving Credit Agreement. Our first priority is to ensure we have enough capital to fund loan growth. As of June 30, 2026, subject to further approval from our Board of Directors, we could repurchase approximately $63.8 million of shares under the terms of our Revolving Credit Agreement. To the extent we have excess capital, we may repurchase stock, if appropriate and as authorized by our Board of Directors.

The Company believes that cash flow from operations and borrowings under its credit facilities or other sources will be adequate to fund the expected cost of opening or acquiring new branches, including funding initial operating losses of new branches and funding loans receivable originated by those branches and the Company's other branches (for the next 12 months and for the foreseeable future beyond that). Except as otherwise discussed in (i) this report including, but not limited to, any discussions in Part II, Item 1A, "Risk Factors" in this Quarterly Report on Form 10-Q and (ii) Part I, Item 1A, "Risk Factors" in the Company's fiscal 2026 Annual Report (as supplemented by any subsequent disclosures in information the Company files with or furnishes to the SEC from time to time), management is not currently aware of any trends, demands, commitments, events or uncertainties that it believes will or could result in, or are or could be reasonably likely to result in, any material adverse effect on the Company’s liquidity.

Revolving Credit Facility Debt Covenants

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

On May 22, 2026, the Company entered into a Consent and Limited Modification to Fixed Charge Ratio (the "Modification") with Bank of Montreal, as Administrative Agent and Collateral Agent, and the Required Lenders party to the Revolving Credit Agreement dated as of July 22, 2025 (as amended or otherwise modified from time to time), by and among the Company, the lenders from time to time party thereto, and BMO, as Administrative Agent and Collateral Agent.

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

.In addition, the Revolving Credit Agreement requires the Company to (i) keep and maintain a Consolidated Net Worth of $325.0 million, (ii) not permit the aggregate unpaid principal amount of Total Debt to exceed 225.0% of Consolidated Adjusted Net Worth, and (iii) maintain an Asset Quality Indicator (Consolidated) of less than or equal to 26.0%. Each of the capitalized terms used and not defined herein have the meanings set forth in the Revolving Credit Agreement.

The Company was in compliance with these covenants at June 30, 2026, after giving effect to the Consent and Limited Modification to the Net Income Available for Fixed Charges to Fixed Charges ratio. The Company does not believe that these covenants will materially limit its business and expansion strategy.

The Revolving Credit Agreement also contains customary events of default (subject to certain materiality thresholds and cure periods), including among others: (a) non-payment, (b) non-compliance with covenants, (c) a breach of a representation or warranty, (d) an insolvency event involving the Company, (e) a change in control of the Company, (f) failure of the Company to maintain certain financial covenants, (g) cross-default to other debt, (h) invalidity of subordination provisions of subordinated debt, (i) the occurrence of certain regulatory events (including an order or judgment entered against the Company with respect to the financial receivables generally or any category of receivables that is material to the business) which remains unvacated, undischarged, unbonded or unstayed by appeal or otherwise for a period of 60 days from the date of its entry and is reasonably likely to cause a material adverse change, and (j) payment defaults resulting in acceleration of securitizations or warehouse facilities that remain continuing for more than 30 days.

Warehouse Facility Debt Covenants

The Credit Agreement contains affirmative and negative covenants, including covenants that generally restrict the ability of the Company and the Borrower to, among other things, incur or guarantee indebtedness, incur liens, pay dividends and repurchase or redeem capital stock, engage in mergers and consolidations, make acquisitions or other investments, or fund benefit plans. The Company’s financial covenants under the Credit Agreement include: (i) a minimum tangible net worth of $305.0 million; (ii) a maximum ratio of debt to tangible net worth of 2.25 to 1.0 as of the end of each fiscal quarter; (iii) a minimum liquidity amount of $35.0 million; and (iv) a minimum of unrestricted cash and cash equivalents of $5.0 million. The Credit Agreement also contains covenants that require the Company, as Servicer, with respect to any collection period to maintain certain delinquency ratios, payment ratios and annualized net charge-off ratios. A failure to maintain such ratios may result in a Level I Trigger Event, Level II Trigger Event, or Level III Trigger Event. Each of the capitalized terms used and not defined herein have the meanings set forth in the Credit Agreement.

The Company was in compliance with these covenants at June 30, 2026 and does not believe that these covenants will materially limit its business and expansion strategy.

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

During fiscal 2026 and prior to the Redemption, the Company repurchased and extinguished $17.0 million of its Notes, net of $0.1 million unamortized debt issuance costs related to the extinguished debt, on the open market for a reacquisition price of $17.0 million.

For the three months ended June 30, 2025, the Company recognized a $43.0 thousand loss on extinguishment. In accordance with ASC 470, the Company recognized the loss on extinguishments as a component of interest expense in the Company's Consolidated Statements of Operations.

Share Repurchase Program

On February 11, 2026, the Board of Directors authorized the Company to repurchase up to $50.0 million of the Company’s outstanding common stock, inclusive of the amount that remained available for repurchase under prior repurchase authorizations. As of June 30, 2026, the Company had $10.0 million in aggregate remaining repurchase capacity under its current share repurchase program. The timing and actual number of shares repurchased will depend on a variety of factors, including the stock price, corporate and regulatory requirements, available funds, alternative uses of capital, restrictions under the Revolving Credit Agreement, and other market and economic conditions. The Company’s stock repurchase program may be suspended or discontinued at any time.

On September 3, 2025, in accordance with its share repurchase program, the Company, after approval by the Audit and Compliance Committee, repurchased 347,064 shares of its common stock for $60.0 million from Prescott Associates L.P., Idoya Partners L.P., Prescott International Partners L.P., and Prescott Investors, Inc. Profit Sharing (the "Sellers") in a privately negotiated transaction. The Sellers are affiliates of Prescott General Partners, LLC, who, along with its affiliates, beneficially own approximately 46.3% of the Company's common stock as of June 30, 2026. The $172.88 price per share was the closing market price at September 3, 2025.

The Company continues to believe stock repurchases are a viable component of the Company’s long-term financial strategy and an excellent use of excess cash when the opportunity arises. Additional share repurchases can be made subject to compliance with, among other things, applicable restricted payment covenants under the Revolving Credit Agreement. Our first priority is to ensure we have enough capital to fund loan growth. As of June 30, 2026, subject to further approval from our Board of Directors, we could repurchase approximately $63.8 million of shares under the terms of our Revolving Credit Agreement. To the extent we have excess capital, we may repurchase stock, if appropriate and as authorized by our Board of Directors.

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

No assurance can be given that either the tax returns submitted by management or the income tax reported on the consolidated financial statements will not be adjusted by either adverse rulings, changes in the tax code, or assessments made by the IRS, state, or foreign taxing authorities. The Company is subject to potential adverse adjustments, including, but not limited to, an increase in the statutory federal or state income tax rates, the permanent non-deductibility of amounts currently considered deductible either now or in future periods, and the dependency on the generation of future taxable income in order to ultimately realize deferred income tax assets.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

The Company’s outstanding debt under its Revolving Credit Facility was $467.6 million at June 30, 2026. Interest on borrowings under this facility is based on the greater of 4.5% or one month SOFR plus 0.10% and an applicable margin of 3.5%. Based on the outstanding balance under the Company's Revolving Credit Facility at June 30, 2026, a change of 1.0% in the interest rate would cause a change in interest expense of approximately $4.7 million on an annual basis.

The Company’s outstanding debt under its Warehouse Facility was $105.2 million at June 30, 2026. Interest on borrowings under this facility is based on one-month SOFR plus 0.11448% and an applicable margin of 3.00%. Based on the outstanding balance under the Company's Warehouse Facility at June 30, 2026, a change of 1.0% in the interest rate would cause a change in interest expense of approximately $1.1 million on an annual basis.

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

Evaluation of Disclosure Controls and Procedures

Based on management’s evaluation, with the participation of our principal executive officer and principal financial officer, as of the end of the period covered by this report, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Our management is responsible for establishing and maintaining adequate “internal control over financial reporting,” as defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our management, including the principal executive officer and principal financial officer do not expect that our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

See Note 14 to the Consolidated Financial Statements included in this report for information regarding legal proceedings.

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in Part I, Item 1A of the Company's fiscal 2026 Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company's credit agreements contain certain limits on share repurchases. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources."

On February 11, 2026, the Board of Directors authorized the Company to repurchase up to $50.0 million of the Company’s outstanding common stock, inclusive of the amount that remained available for repurchase under prior repurchase authorizations. As of June 30, 2026, the Company had $10.0 million in aggregate remaining repurchase capacity under its current share repurchase program. The timing and actual number of shares repurchased will depend on a variety of factors, including the stock price, corporate and regulatory requirements, available funds, alternative uses of capital, restrictions under the Revolving Credit Agreement, and other market and economic conditions. The Company’s stock repurchase program may be suspended or discontinued at any time.

The repurchase authorization does not have a stated expiration date. The following table details purchases of the Company's common stock, if any, made by the Company during the three months ended June 30, 2026:

	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Approximate dollar value of shares that may yet be purchased under the plans or programs
April 1 through April 30, 2026	15,858	$136.73	15,858	$10,006,609
May 1 through May 31, 2026	—	—	—	10,006,609
June 1 through June 30, 2026	—	—	—	10,006,609
Total for the quarter	15,858	$136.73	15,858

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the quarter ended June 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted, modified or terminated any “Rule 10b5-1 trading arrangements” or “non-Rule 10b5-1 trading arrangements” (each as defined in Item 408(c) of Regulation S-K).

Item 6. Exhibits

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference
			Form or Registration Number	Exhibit	Filing Date
3.01	Second Amended and Restated Articles of Incorporation of World Acceptance Corporation, as amended		S-8	3.1	07-29-03
3.02	Eighth Amended and Restated Bylaws of World Acceptance Corporation		10-Q	3.01	11-08-18
10.1	Consent and Limited Modification to Fixed Charge Ratio, dated as of May 22, 2026, among World Acceptance Corporation, Bank of Montreal, as Administrative Agent and Collateral Agent, and the Required Lenders party thereto		8-K	10.1	05-26-26
10.2	Accordion Increase, dated June 29, 2026, among World Acceptance Corporation, Investar Bank, National Association, and Bank of Montreal, as Administrative Agent and Collateral Agent		8-K	10.1	07-01-26
10.3	Revolving Credit Note, dated June 29, 2026, issued by World Acceptance Corporation in favor of Investar Bank, National Association		8-K	10.2	7/1/2026
10.4+	Separation Agreement, dated April 13, 2026, by and between R. Chad Prashad and World Acceptance Corporation		8-K	10.1	4/15/2026
10.5+	Employment Agreement, dated April 13, 2026, by and between Janet L. Matricciani and World Acceptances Corporation		8-K	10.2	04-15-26
31.01	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	*
31.02	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial and Strategy Officer	*
32.01	Section 1350 Certification of Chief Executive Officer	*
32.02	Section 1350 Certification of Chief Financial and Strategy Officer	*
101.01	The following materials from the Company's Quarterly Report for the fiscal quarter ended June 30, 2026, formatted in Inline XBRL:	*
	(i) Consolidated Balance Sheets as of June 30, 2026 and March 31, 2026;
	(ii) Consolidated Statements of Operations for the three months ended June 30, 2026 and June 30, 2025;
	(iii) Consolidated Statements of Shareholders' Equity for the three months ended June 30, 2026 and June 30, 2025;
	(iv) Consolidated Statements of Cash Flows for the three months ended June 30, 2026 and June 30, 2025; and
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

WORLD ACCEPTANCE CORPORATION

By: /s/ Scott McIntyre
Scott McIntyre
Senior Vice President of Accounting
Signing on behalf of the registrant and as principal accounting officer
Date:	August 6, 2026