Form 10-Q
period 2026-09-30
WORLD ACCEPTANCE CORP
filed 2026-11-09
CIK 108385

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

__________________________________
 Form 10-Q
__________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026
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

The number of outstanding shares of the issuer’s common stock, no par value, as of November 3, 2026 was 4,435,857.

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

Table of Content
GLOSSARY OF DEFINED TERMS

The following terms may be used throughout this Report, including consolidated financial statements and related notes.

Term	Definition
2008 Plan	World Acceptance Corporation 2008 Stock Option Plan
2011 Plan	World Acceptance Corporation 2011 Stock Option Plan
2017 Plan	World Acceptance Corporation 2017 Stock Incentive Plan
2025 Plan	World Acceptance Corporation 2025 Stock Incentive Plan
2024 Performance Options	Performance options granted on December 18, 2024 under the 2017 Plan
2024 Performance Shares	Performance shares granted on December 18, 2024 under the 2017 Plan
2024 Performance Option Measurement Period	The 1 year performance period beginning on January 01, 2025 and ending on December 31, 2025
2024 Performance Share Measurement Period	The 1 year performance period beginning on January 01, 2025 and ending on December 31, 2025 over which Performance Shares are eligible to vest, following certification by the Compensation Committee of achievement
2025 Performance Shares	Performance shares granted on June 10, 2025 under the 2017 Plan
2025 Performance Share Measurement Period	The performance period beginning on July 01, 2025 and ending on March 31, 2027 over which Performance Shares are eligible to vest, following certification by the Compensation Committee of achievement
2026 Performance Options	Performance options granted on April 15, 2026 under the 2017 Plan
2026 Performance Shares	Performance shares granted on April 15, 2026 under the 2017 Plan
2026 Performance Share and Option Measurement Period	The performance period beginning on April 01, 2026 and ending on March 31, 2027 over which Performance Shares and Performance Options are eligible to vest, following certification by the Compensation Committee of achievement
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
CECL	Current Expected Credit Loss
CEO	Chief Executive Officer
CFO	Chief Financial Officer
CFPB	U.S. Consumer Financial Protection Bureau
CODM	Chief Operating Decision Maker
Compensation Committee	Compensation and Stock Option Committee
Customer Tenure	The number of months since a customer was first serviced by the Company
EPS	Earnings per share
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
G&A	General and administrative
GAAP	U.S. generally accepted accounting principles
HTC	Historic Tax Credit
IRS	U.S. Internal Revenue Service
Notes	$300 million in aggregate principal amount of 7.0% unsecured senior notes due November 2026 issued on September 27, 2021
PCD	Purchased Assets with Credit Deterioration
Performance Options	Performance-based stock options
Performance Shares	Service- and performance-based restricted stock awards
Rehab Rate	Percentage of 91 days or more delinquent that do not charge off
Restricted Stock	Service-based restricted stock awards
SEC	U.S. Securities and Exchange Commission
Service Options	Service-based stock options

Table of Content

SOFR	Secured Overnight Financing Rate
SPE	Wholly-owned, bankruptcy-remote, special purpose entity
TAL	Tax Advance Loan
VIE	Variable interest entity

Table of Content
PART I.  FINANCIAL INFORMATION

WORLD ACCEPTANCE CORPORATION
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2026	March 31, 2026
ASSETS
Cash	$8,308,236	$6,071,077
Gross loans receivable	1,319,019,036	1,278,988,323
Less:
Unearned interest, insurance and fees	(346,908,694)	(325,064,238)
Allowance for credit losses	(116,325,781)	(112,047,278)
Loans receivable, net	855,784,561	841,876,807
Restricted cash	19,000,773	23,303,453
Income taxes receivable	5,887,006	2,420,571
Operating lease right‐of‐use assets, net	75,608,226	71,526,768
Property and equipment, net	17,020,708	17,430,614
Deferred income taxes, net	38,181,821	41,241,258
Other assets, net	54,041,245	38,669,890
Goodwill	7,370,791	7,370,791
Intangible assets, net	2,683,700	4,209,415
Total assets	$1,083,887,067	$1,054,120,644

LIABILITIES & SHAREHOLDERS' EQUITY

Liabilities:
Revolving credit facility	$502,521,046	$443,935,446
Warehouse facility	89,572,169	143,293,355
Operating lease liability	78,075,003	73,964,708
Accounts payable and accrued expenses	61,819,592	37,996,315
Deferred revenue (contract liability)	3,061,164	3,925,529
Total liabilities	735,048,974	703,115,353

Commitments and contingencies

Shareholders' equity:
Preferred stock, no par value Authorized 5,000,000, no shares issued or outstanding	—	—
Common stock, no par value Authorized 95,000,000 shares; issued and outstanding 4,524,080 and 4,656,505 shares at September 30, 2026 and March 31, 2026, respectively	—	—
Additional paid-in capital	289,791,691	279,442,411
Retained earnings	59,046,402	71,562,880
Total shareholders' equity	348,838,093	351,005,291

Total liabilities and shareholders' equity	$1,083,887,067	$1,054,120,644

Table of Content

The following table presents the assets and liabilities of our consolidated VIE. These assets and liabilities are included in the Consolidated Balance Sheets presented above. Refer to Note 6 for additional information.

	September 30, 2026	March 31, 2026
Gross loans receivable	$147,203,475	$228,285,593
Less:
Unearned interest, insurance and fees	(38,705,206)	(59,193,501)
Allowance for credit losses	(13,780,409)	(18,563,362)
Loans receivable, net	94,717,860	150,528,730
Restricted cash	14,181,308	17,636,232
Other assets, net	2,604,784	2,900,036
Total assets	$111,503,952	$171,064,998

Warehouse facility	$89,572,169	$143,293,355
Accounts payable and accrued expenses	573,001	855,839
Total liabilities	$90,145,170	$144,149,194

See accompanying notes to consolidated financial statements.

Table of Content
WORLD ACCEPTANCE CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended September 30,		Six months ended September 30,
	2026	2025	2026	2025
Revenues:		Revised		Revised
Interest and fee income	$123,277,171	$118,958,202	$244,792,038	$234,261,004
Insurance and other income, net	15,929,868	15,890,126	33,623,924	33,362,149
Total revenues	139,207,039	134,848,328	278,415,962	267,623,153

Expenses:
Provision for credit losses	46,001,627	49,840,902	89,759,064	100,356,871
General and administrative expenses:
Personnel	44,146,297	47,989,296	94,972,196	93,750,823
Occupancy and equipment	12,344,741	11,819,799	24,379,814	23,605,457
Advertising	2,968,376	2,170,846	5,092,896	4,469,752
Amortization of intangible assets	752,058	808,624	1,525,715	1,639,639
Other	9,675,277	9,179,831	20,046,419	18,862,977
Total general and administrative expenses	69,886,749	71,968,396	146,017,040	142,328,648

Interest expense	11,650,874	14,342,594	23,073,912	23,972,477
Total expenses	127,539,250	136,151,892	258,850,016	266,657,996

Income (loss) before income taxes	11,667,789	(1,303,564)	19,565,946	965,157

Income tax expense	2,913,275	357,972	4,704,626	1,042,303

Net income (loss)	$8,754,514	$(1,661,536)	$14,861,320	$(77,146)

Net income (loss) per common share:
Basic	$1.97	$(0.33)	$3.32	$(0.01)
Diluted	$1.92	$(0.33)	$3.25	$(0.01)
Weighted average common shares outstanding:
Basic	4,453,235	5,092,845	4,472,669	5,158,066
Diluted	4,558,467	5,092,845	4,569,698	5,158,066

See accompanying notes to consolidated financial statements.

Table of Content
WORLD ACCEPTANCE CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)

	Three months ended September 30, 2026
	Common Stock
	Shares	Additional Paid-in Capital	Retained Earnings	Total Shareholders' Equity
Balances at June 30, 2026	4,658,837	$286,679,299	$75,501,072	$362,180,371
Proceeds from exercise of stock options	4,575	455,052	—	455,052
Common stock repurchases	(133,199)	—	(25,209,184)	(25,209,184)
Stock-based compensation related to restricted stock, net of cancellations ($216,571)	(6,133)	2,329,223	—	2,329,223
Stock-based compensation related to stock options	—	328,117	—	328,117
Net income	—	—	8,754,514	8,754,514
Balances at September 30, 2026	4,524,080	$289,791,691	$59,046,402	$348,838,093

	Three months ended September 30, 2025
	Common Stock
	Shares	Additional Paid-in Capital	Revised Retained Earnings	Revised Total Shareholders' Equity
Balances at June 30, 2025	5,443,265	$266,471,596	$159,131,088	$425,602,684
Proceeds from exercise of stock options	8,429	975,717	—	975,717
Common stock repurchases	(385,867)	—	(67,290,785)	(67,290,785)
Stock-based compensation related to restricted stock, net of cancellations ($0)	—	5,766,919	—	5,766,919
Stock-based compensation related to stock options	—	289,149	—	289,149
Net loss	—	—	(1,661,536)	(1,661,536)
Balances at September 30, 2025	5,065,827	$273,503,381	$90,178,767	$363,682,148

Table of Content

	Six months ended September 30, 2026
	Common Stock
	Shares	Additional Paid-in Capital	Retained Earnings	Total Shareholders' Equity
Balances at March 31, 2026	4,656,505	$279,442,411	$71,562,880	$351,005,291
Proceeds from exercise of stock options	34,964	3,754,226	—	3,754,226
Common stock repurchases	(149,057)	—	(27,377,798)	(27,377,798)
Stock-based compensation related to restricted stock, net of cancellations ($1,487,757)	(18,332)	5,913,264	—	5,913,264
Stock-based compensation related to stock options	—	681,790	—	681,790
Net income	—	—	14,861,320	14,861,320
Balances at September 30, 2026	4,524,080	$289,791,691	$59,046,402	$348,838,093

	Six months ended September 30, 2025
	Common Stock
	Shares	Additional Paid-in Capital	Revised Retained Earnings	Revised Total Shareholders' Equity
Balances at March 31, 2025	5,374,012	$266,426,478	$170,565,009	$436,991,487
Proceeds from exercise of stock options	24,789	2,542,035	—	2,542,035
Common stock repurchases	(473,476)	—	(80,309,096)	(80,309,096)
Stock-based compensation related to restricted stock, net of cancellations ($4,627,907)	140,502	3,969,838	—	3,969,838
Stock-based compensation related to stock options	—	565,030	—	565,030
Net loss	—	—	(77,146)	(77,146)
Balances at September 30, 2025	5,065,827	$273,503,381	$90,178,767	$363,682,148

See accompanying notes to consolidated financial statements.

Table of Content
WORLD ACCEPTANCE CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended September 30,
	2026	2025
Cash flow from operating activities:		Revised
Net income (loss)	$14,861,320	$(77,146)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of intangible assets	1,525,715	1,639,639
Accrued unearned interest	(4,598,240)	(4,703,776)
Amortization of deferred loan cost	7,527,218	7,133,145
Loss on extinguishment of senior unsecured notes payable	—	3,703,866
Amortization of debt issuance costs	1,131,213	507,424
Amortization of discount on loans acquired in an asset purchase	(108,018)	(292,429)
Provision for credit losses	89,759,064	100,356,871
Depreciation	2,828,553	2,970,759
Gain on sale of property and equipment	(212,894)	(363,769)
Deferred income tax expense	3,059,437	976,039
Stock-based compensation related to equity classified awards	8,082,811	9,162,775
Change in accounts:
Other assets, net	7,526,903	4,713,333
Income taxes receivable	(3,466,435)	(11,797,150)
Deferred revenue (contract liability)	(864,365)	(705,383)
Accounts payable and accrued expenses	3,387,455	(6,441,510)
Net cash provided by operating activities	130,439,737	106,782,688
Cash flows from investing activities:
Originations of loans receivable	(643,645,650)	(680,227,572)
Repayments of loans receivable	540,677,739	532,126,468
Cash paid for acquisitions, primarily loans	(3,519,867)	—
Purchases of property and equipment	(2,612,895)	(1,956,863)
Proceeds from the sale of property and equipment	407,142	650,207
Purchases of equity investments in historic tax credits	(3,559,376)	—
Net cash used in investing activities	(112,252,907)	(149,407,760)
Cash flow from financing activities:
Borrowings from revolving credit facility	270,299,870	426,317,546
Payments on revolving credit facility	(211,714,270)	(104,182,897)
Payments for extinguished senior unsecured notes payable	—	(188,290,771)
Borrowing on warehouse facility	30,900,000	—
Payments on warehouse facility	(84,621,186)	—
Payments for debt extinguishment costs	—	(26,450)
Debt issuance costs associated with revolving credit facility	(214,500)	(1,887,355)
Debt issuance costs associated with warehouse facility	—	(2,467,124)
Proceeds from exercise of stock options	3,754,226	2,542,035
Payments for taxes related to net share settlement of equity awards	(1,487,757)	(4,627,907)
Repurchase of common stock	(27,168,734)	(79,600,225)
Net cash provided by (used in) financing activities	(20,252,351)	47,776,852
Net change in cash and restricted cash	(2,065,521)	5,151,780
Cash and restricted cash at beginning of period	29,374,530	9,730,296

Table of Content

Cash and restricted cash at end of period	$27,309,009	$14,882,076

Supplemental Disclosures:
Interest paid during the period	$21,934,193	$23,212,950
Income taxes paid during the period	$4,385,686	$5,355,483
Excise tax on stock repurchases not paid during the period	$209,064	$708,871
Noncash equity investments in historic tax credits	$23,786,134	$—

The following table reconciles cash and restricted cash from the Consolidated Balance Sheets to the Consolidated Statements of Cash Flows above:

	September 30, 2026	March 31, 2026	September 30, 2025	March 31, 2025
Cash	$8,308,236	$6,071,077	$9,408,605	$4,714,459
Restricted cash	19,000,773	23,303,453	5,473,471	5,015,837
Total	$27,309,009	$29,374,530	$14,882,076	$9,730,296

See accompanying notes to consolidated financial statements.

Table of Content
WORLD ACCEPTANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The consolidated financial statements of the Company at September 30, 2026 and 2025 and for the three and six months then ended were prepared in accordance with the instructions for Form 10-Q and are unaudited; however, in the opinion of management, all adjustments (consisting only of items of a normal, recurring nature) necessary for a fair presentation of the financial position at September 30, 2026, and the results of operations and cash flows for the periods ended September 30, 2026 and 2025, have been included. The results for the interim periods are not necessarily indicative of the results that may be expected for the full year or any other interim period.

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

Restricted cash

Restricted cash includes cash for which the Company’s ability to withdraw or use funds is contractually limited. The Company’s restricted cash consists of cash reserves associated with its captive insurance subsidiary that reinsures a portion of the credit insurance sold in connection with loans made by the Company, and cash restricted for debt servicing of the Company’s Warehouse facility. The Company had $19.0 million and $23.3 million in restricted cash as of September 30, 2026 and March 31, 2026, respectively.

Loans receivable, net

Loans receivable are carried at amortized cost, which is the gross amount outstanding, reduced by unearned interest and insurance income, net of deferred origination fees and direct costs, and an allowance for credit losses. Fees received and direct costs incurred for the origination of loans are deferred and amortized to interest income over the contractual lives of the loans using the interest method. Unamortized amounts are recognized in income at the time that loans are refinanced or paid in full except for those refinancings that do not constitute a more than minor modification. Net unamortized deferred origination costs were $5.8 million and $5.9 million as of September 30, 2026 and March 31, 2026, respectively.

Table of Content

The Company sells charged off loans receivable, which are accounted for as a sale in accordance with ASC 860, Transfers and Servicing. See Note 5 to the Consolidated Financial Statements for further information.

Allowance for credit losses

Refer to Note 5 to the Consolidated Financial Statements for information regarding the Company's CECL allowance model and a description of the policies and methodology utilized.

Insurance and Other Income

Insurance and other income for the three and six months ended September 30, 2026 and 2025 consist of:

	Three months ended September 30,		Six months ended September 30,
	2026	2025	2026	2025
Insurance income	$11,600,667	$11,890,876	$22,895,618	$23,418,922
Tax return preparation income	645,060	933,171	3,687,367	3,503,426
Auto club membership income	1,414,890	1,500,217	2,794,744	3,120,901
Other income	2,269,251	1,565,862	4,246,195	3,318,900
Insurance and other income	$15,929,868	$15,890,126	$33,623,924	$33,362,149

Insurance income is recognized over the life of the related insurance contracts. Auto club membership income and other income are recognized at a point in time when the product or service is provided. As it relates to tax return preparation income, contracts associated with these services include two performance obligations, tax return preparation services and refund assurance services, as each service is capable of being distinct and is separately identifiable in the contract. Tax return preparation services are recognized at a point in time in the period the return is filed, and refund assurance services are recognized ratably over time as the performance obligation is met (performance period is approximately 36 months). Specifically, the Company's Refund Assurance Plan ("RAP") provides enrolled customers with (a) audit representation before the IRS and (b) reimbursement of verified tax preparation errors up to $5,000 for a three-year coverage period beginning at the IRS acceptance date for each return and ending on April 15 three years after the applicable filing deadline. Refund assurance fees create a contract liability at the time of funding, which is presented as Deferred revenue (contract liability) in the Company's Consolidated Balance Sheets. The contract liability is released ratably as the performance period elapses. Revenue recognized during the three and six months ended September 30, 2026 that was included in the Deferred revenue (contract liability) balance at March 31, 2026 was $0.5 million and $0.9 million, respectively.

The following is a summary of the changes in Deferred revenue (contract liability) for the three and six months ended September 30, 2026 and 2025:

	Three months ended September 30,		Six months ended September 30,
	2026	2025	2026	2025
Balance at beginning of period	$3,521,983	$3,026,666	$3,925,529	$3,349,571
RAP fees received and deferred during the period	1,019	2,698	71,100	76,017
Revenue recognized during the period	(461,838)	(385,176)	(935,465)	(781,400)
Balance at end of period	$3,061,164	$2,644,188	$3,061,164	$2,644,188

Reclassification

From time to time, prior period amounts will be reclassified to conform to the current presentation. Such reclassifications have no impact on previously reported net income or shareholders' equity.

Share Repurchases

Table of Content
On August 13, 2026, the Board of Directors authorized the Company to repurchase up to $50.0 million of the Company’s outstanding common stock, inclusive of the amount that remained available for repurchase under prior repurchase authorizations. As of September 30, 2026, the Company had $25.0 million in aggregate remaining repurchase capacity under its current share repurchase program. The Company expects to repurchase shares in fiscal 2027; however, the timing and actual number of shares repurchased will depend on a variety of factors, including the stock price, corporate and regulatory requirements, available funds, alternative uses of capital, restrictions under the Revolving Credit Agreement, and other market and economic conditions. The Company’s stock repurchase program may be suspended or discontinued at any time.

On August 14, 2026, in accordance with its share repurchase program, the Company, after approval by the Audit and Compliance Committee, repurchased 133,199 shares of its common stock for $25.0 million from Prescott Associates L.P., Idoya Partners L.P., Prescott International Partners L.P., and Prescott Investors, Inc. Profit Sharing (the "Prescott Sellers") in a privately negotiated transaction. The Prescott Sellers are affiliates of Prescott General Partners, LLC, who, along with its affiliates, beneficially own approximately 43.3% of the Company's common stock as of September 30, 2026. The $187.69 price per share was the closing market price at August 14, 2026.

On September 3, 2025, in accordance with its share repurchase program, the Company, after approval by the Audit and Compliance Committee, repurchased 347,064 shares of its common stock for $60.0 million from the Prescott Sellers in a privately negotiated transaction. The $172.88 price per share was the closing market price at September 3, 2025.

The Company continues to believe stock repurchases are a viable component of the Company’s long-term financial strategy and an excellent use of excess cash when the opportunity arises. Additional share repurchases can be made subject to compliance with, among other things, applicable restricted payment covenants under the Revolving Credit Agreement. Our first priority is to ensure we have enough capital to fund loan growth. As of September 30, 2026, subject to further approval from our Board of Directors, we could repurchase approximately $47.5 million of shares under the terms of our Revolving Credit Agreement. To the extent we have excess capital, we may repurchase stock, if appropriate and as authorized by our Board of Directors.

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

During the three and six months ended September 30, 2026, the Company operated in sixteen states in the United States. As of September 30, 2026 and March 31, 2026, gross loan receivable within the Company's four largest states accounted for approximately 51% of the Company's gross loans receivable balance.

The Company maintains amounts in bank accounts which, at times, may exceed federally insured limits. The Company has not experienced losses in such accounts, which are maintained with large domestic banks. Management believes the Company’s exposure to credit risk is minimal for these accounts.

Variable interest entities

Warehouse Facility

On September 29, 2025, the Company and its wholly-owned subsidiary, WFC Receivables I, LLC, an SPE (the “Borrower” or the “Warehouse”), entered into a Credit Agreement (the “Credit Agreement”), by and among the Company, as Servicer, the Borrower, the lenders and agents from time to time parties thereto, Atlas Securitized Products Administration, L.P., as administrative agent for the lenders, Systems & Services Technologies, Inc., a Delaware corporation, as backup servicer, and Wilmington Trust, National Association, a national banking association, as securities intermediary.

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

Table of Content
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

Table of Content
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

The effect of the revision on the Company's previously issued consolidated financial statements for each financial statement line item affected is presented in the tables below:

Effect on Consolidated Statements of Operations

	Three months ended September 30,			Six months ended September 30,
	2025			2025
	As Reported	Increase	As Revised	As Reported	Increase	As Revised
Insurance and other income, net[1]	$15,507,648	$382,478	$15,890,126	$32,656,766	$705,383	$33,362,149
Total revenues	134,465,850	382,478	134,848,328	266,917,770	705,383	267,623,153
Income (loss) before income taxes	(1,686,042)	382,478	(1,303,564)	259,774	705,383	965,157
Income tax expense	260,155	97,817	357,972	861,904	180,399	1,042,303
Net loss	(1,946,197)	284,661	(1,661,536)	(602,130)	524,984	(77,146)
Net loss per common share	(0.38)	0.05	(0.33)	(0.12)	0.11	(0.01)
Net loss per diluted share	(0.38)	0.05	(0.33)	(0.12)	0.11	(0.01)
1 RAP fees are included within Insurance and other income, net. No other revenue related line item is affected.

Table of Content

Effect on Consolidated Statements of Shareholders' Equity

	As of and for the three months ended September 30,
	2025
	As Reported	Increase (Decrease)	As Revised
Opening retained earnings at June 30	$161,379,742	$(2,248,654)	$159,131,088
Opening shareholders' equity at June 30	427,851,338	(2,248,654)	425,602,684
Net loss	(1,946,197)	284,661	(1,661,536)
Ending retained earnings at September 30	92,142,760	(1,963,993)	90,178,767
Ending shareholders' equity at September 30	365,646,141	(1,963,993)	363,682,148

	As of and for the six months ended September 30,
	2025
	As Reported	Increase (Decrease)	As Revised
Opening retained earnings at March 31	$173,053,986	$(2,488,977)	$170,565,009
Opening shareholders' equity at March 31	439,480,464	(2,488,977)	436,991,487
Net loss	(602,130)	524,984	(77,146)
Ending retained earnings at September 30	92,142,760	(1,963,993)	90,178,767
Ending shareholders' equity at September 30	365,646,141	(1,963,993)	363,682,148

Retained Earnings Adjustment Summary

	Pre-Tax	Tax Effect	After-Tax
Errors through fiscal 2025 - adjustment to opening retained earnings as of April 1, 2025	$(3,349,571)	$860,594	$(2,488,977)
Adjustment to retained earnings as of September 30, 2025	705,383	(180,399)	524,984
Total	$(2,644,188)	$680,195	$(1,963,993)

Effect on Consolidated Statements of Cash Flows

	Six months ended September 30,
	2025
	As Reported	Increase (Decrease)	As Revised
Cash flow from operating activities:
Net loss	$(602,130)	$524,984	$(77,146)
Adjustments to reconcile net loss to net cash provided by operating activities:
Change in accounts:
Deferred income tax expense	795,640	180,399	976,039
Deferred revenue (contract liability)	—	(705,383)	(705,383)
Net cash provided by operating activities	$106,782,688	$—	$106,782,688

Table of Content
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

As of September 30, 2026, the Company’s financial instruments consist of cash and restricted cash, loans receivable, net, a revolving credit facility and a warehouse facility. Loans receivable are originated at prevailing market rates and have an average life of up to twelve months. Given the short-term nature of these loans, they are priced at current market rates. The Company’s revolving credit facility and warehouse facility have a variable rate based on a margin over SOFR and reprices with any changes in SOFR. The Company also considers its creditworthiness in its estimation of fair value.

The carrying amounts and estimated fair values of financial assets and liabilities disclosed but not carried at fair value and their level within the fair value hierarchy are summarized below.

		September 30, 2026		March 31, 2026
	Input Level	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
ASSETS
Cash	1	$8,308,236	$8,308,236	$6,071,077	$6,071,077
Restricted cash	1	19,000,773	19,000,773	23,303,453	23,303,453
Loans receivable, net	3	855,784,561	855,784,561	841,876,807	841,876,807

LIABILITIES
Revolving credit facility	3	502,521,046	502,521,046	443,935,446	443,935,446
Warehouse facility	3	89,572,169	89,572,169	143,293,355	143,293,355

There were no significant assets or liabilities measured at fair value on a non-recurring basis as of September 30, 2026 or March 31, 2026.

NOTE 5 – LOANS RECEIVABLE AND ALLOWANCE FOR CREDIT LOSSES

The following is a summary of gross loans receivable by Customer Tenure as of:

Table of Content

Customer Tenure	September 30, 2026	March 31, 2026
0 to 5 months	$88,301,874	$108,089,995
6 to 17 months	118,853,103	104,523,602
18 to 35 months	118,525,046	97,146,489
36 to 59 months	130,729,781	133,394,010
60+ months	860,608,225	829,311,106

TALs	2,001,007	6,523,121
Total gross loans	$1,319,019,036	$1,278,988,323

Current payment performance is used to assess the capability of the borrower to repay contractual obligations of the loan agreements as scheduled, which is monitored by management on a daily basis. The Company’s payment performance buckets are as follows: current, 30-60 days past due, 61-90 days past due, 91 days or more past due.

All loans, except for TALs, that are greater than 90 days past due on a recency basis and not written off as of the reporting date are reserved for at 100% of the outstanding balance, net of a calculated Rehab Rate. The weighted average Rehab Rate at September 30, 2026 and March 31, 2026 was 5.9% and 5.4%, respectively. A loan is charged off within the allowance for credit losses in the month following when an account reaches 120 days past due on a recency basis, subject to certain exceptions. Specifically, the Company’s customer accounts in a confirmed bankruptcy are generally charged off in the month after they reach 60 days past due on a recency basis. The accounts of deceased or incarcerated customers are also generally charged off in the month after they reach 60 days past due on a recency basis, with the exception of deceased customers with credit life insurance. Subsequent recoveries of amounts charged off, if any, are credited to the allowance for credit losses.

The following table provides a breakdown of the Company’s gross loans receivable by current payment performance on a recency basis and year of origination at September 30, 2026:

	Term Loans By Origination
Loans	Up to 1 Year Ago	Between 1 and 2 Years Ago	Between 2 and 3 Years Ago	Between 3 and 4 Years Ago	Between 4 and 5 Years Ago	More than 5 Years Ago	Total
Current	$1,164,825,796	$37,526,990	$3,283,303	$167,552	$15,712	$1,999	$1,205,821,352
30 - 60 days past due	38,262,303	2,636,295	270,070	54,502	5,341	1,222	41,229,733
61 - 90 days past due	25,630,405	1,971,727	147,403	21,344	11,374	207	27,782,460
91 or more days past due	37,387,944	4,416,671	327,969	46,501	5,260	139	42,184,484
Total	$1,266,106,448	$46,551,683	$4,028,745	$289,899	$37,687	$3,567	$1,317,018,029

	Term Loans By Origination
TALs	Up to 1 Year Ago	Between 1 and 2 Years Ago	Between 2 and 3 Years Ago	Between 3 and 4 Years Ago	Between 4 and 5 Years Ago	More than 5 Years Ago	Total
Current	$259,186	$26,150	$400	$—	$—	$—	$285,736
30 - 60 days past due	81,891	3,081	—	—	—	—	84,972
61 - 90 days past due	57,890	6,114	1,200	—	—	—	65,204
91 or more days past due	1,526,406	36,372	2,317	—	—	—	1,565,095
Total	$1,925,373	$71,717	$3,917	$—	$—	$—	$2,001,007
Total gross loans							$1,319,019,036

Table of Content
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

The following table provides a breakdown of the Company’s gross loans receivable by current payment performance on a contractual basis and year of origination at September 30, 2026:

Table of Content

	Term Loans By Origination
Loans	Up to 1 Year Ago	Between 1 and 2 Years Ago	Between 2 and 3 Years Ago	Between 3 and 4 Years Ago	Between 4 and 5 Years Ago	More than 5 Years Ago	Total
Current	$1,154,343,197	$33,920,375	$2,694,804	$76,944	$8,415	$275	$1,191,044,010
30 - 60 days past due	40,012,155	2,050,554	132,304	11,732	—	—	42,206,745
61 - 90 days past due	28,048,208	2,063,252	138,680	11,688	—	—	30,261,828
91 or more days past due	43,702,888	8,517,502	1,062,957	189,535	29,272	3,292	53,505,446
Total	$1,266,106,448	$46,551,683	$4,028,745	$289,899	$37,687	$3,567	$1,317,018,029

	Term Loans By Origination
TALs	Up to 1 Year Ago	Between 1 and 2 Years Ago	Between 2 and 3 Years Ago	Between 3 and 4 Years Ago	Between 4 and 5 Years Ago	More than 5 Years Ago	Total
Current	$186,613	$15,902	$—	$—	$—	$—	$202,515
30 - 60 days past due	61,755	6,131	100	—	—	—	67,986
61 - 90 days past due	55,668	2,925	—	—	—	—	58,593
91 or more days past due	1,621,337	46,759	3,817	—	—	—	1,671,913
Total	$1,925,373	$71,717	$3,917	$—	$—	$—	$2,001,007
Total gross loans							$1,319,019,036

The following table provides a breakdown of the Company’s gross loans receivable by current payment performance on a contractual basis and year of origination at March 31, 2026:

Table of Content

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

The following table provides a breakdown of the Company’s gross charge-offs by fiscal year of origination for the three and six months ended September 30, 2026:

	Three months ended September 30,			Six months ended September 30,
	Gross Charge-offs by Origination			Gross Charge-offs by Origination
Origination Year	Loans	TALs	Total	Loans	TALs	Total
2022 and prior	$1,509	$—	$1,509	$3,800	$—	$3,800
2023	17,955	—	17,955	66,295	—	66,295
2024	151,003	2,827	153,830	407,941	5,027	412,968
2025	1,617,957	58,277	1,676,234	4,453,885	74,533	4,528,418
2026	42,800,909	1,479,605	44,280,514	89,547,726	1,489,547	91,037,273
2027	748,521	—	748,521	749,954	—	749,954
Total	$45,337,854	$1,540,709	$46,878,563	$95,229,601	$1,569,107	$96,798,708

The following table provides a breakdown of the Company’s gross charge-offs by fiscal year of origination for the three and six months ended September 30, 2025:

Table of Content

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

Due to the short term nature of the loan portfolio, forecasted changes in macroeconomic variables such as unemployment levels, general inflation and commodity prices, typically do not have a significant impact on loans outstanding at the end of a particular reporting period, unless those changes are particularly severe and sudden in nature. Therefore, management develops a reasonable and supportable forecast of losses by comparing the most recent six-month loss curves as compared to historical loss curves to see if there are significant changes in borrower behavior that may indicate the historical migration rates should be adjusted. If a change is determined necessary, then the Company has elected to immediately revert to historical experience past the forecast period. As of September 30, 2026 and March 31, 2026, there were no conditions or other factors considered significant enough to warrant a forecast adjustment.

Table of Content
The following table presents a roll forward of the allowance for credit losses for the three and six months ended September 30, 2026 and 2025:

	Three months ended September 30,		Six months ended September 30,
	2026	2025	2026	2025
Beginning balance	$112,509,471	$109,027,028	$112,047,278	$103,347,129
Provision for credit losses	46,001,627	49,840,902	89,759,064	100,356,871
Charge-offs	(46,878,563)	(45,294,964)	(96,798,708)	(94,792,313)
Recoveries[2]	4,693,246	4,223,617	11,318,147	8,884,896
Net charge-offs	(42,185,317)	(41,071,347)	(85,480,561)	(85,907,417)
Ending Balance	$116,325,781	$117,796,583	$116,325,781	$117,796,583

The following table is an aging analysis on a recency basis at amortized cost of the Company’s gross loans receivable at September 30, 2026:

		Days Past Due - Recency Basis
Customer Tenure	Current	30 - 60	61 - 90	Over 90	Total Past Due	Total Loans
0 to 5 months	$73,569,602	$4,575,031	$3,475,645	$6,681,596	$14,732,272	$88,301,874
6 to 17 months	100,215,930	6,139,563	4,669,517	7,828,093	18,637,173	118,853,103
18 to 35 months	106,172,701	4,450,849	3,255,963	4,645,533	12,352,345	118,525,046
36 to 59 months	119,619,703	4,293,549	2,799,741	4,016,788	11,110,078	130,729,781
60+ months	806,243,416	21,770,741	13,581,594	19,012,474	54,364,809	860,608,225

TALs	285,736	84,972	65,204	1,565,095	1,715,271	2,001,007
Total gross loans	1,206,107,088	41,314,705	27,847,664	43,749,579	112,911,948	1,319,019,036
Unearned interest, insurance and fees	(320,480,672)	(7,486,820)	(7,563,968)	(11,377,234)	(26,428,022)	(346,908,694)
Total net loans	$885,626,416	$33,827,885	$20,283,696	$32,372,345	$86,483,926	$972,110,342

Percentage of period-end gross loans receivable		3.1%	2.1%	3.3%	8.6%

2 Recoveries during the three months ended September 30, 2026 and 2025 include $2.4 million and $1.7 million in proceeds related to the recurring sales of charge-offs, respectively. Recoveries during the six months ended September 30, 2026 include $4.9 million and $1.6 million in proceeds related to the recurring sales of charge-offs and bulk sales of charge-offs from prior periods, respectively. Recoveries during the six months ended September 30, 2025 include $4.0 million in proceeds related to the recurring sales of charge-offs. These proceeds are included as a component of Provision for credit losses in the Consolidated Statements of Operations.

Table of Content
The following table is an aging analysis on a recency basis at amortized cost of the Company’s gross loans receivable at March 31, 2026:

		Days Past Due - Recency Basis
Customer Tenure	Current	30 - 60	61 - 90	Over 90	Total Past Due	Total Loans
0 to 5 months	$79,597,251	$6,963,212	$7,202,639	$14,326,893	$28,492,744	$108,089,995
6 to 17 months	92,236,929	3,899,186	3,151,558	5,235,929	12,286,673	104,523,602
18 to 35 months	88,974,357	2,845,603	1,934,535	3,391,994	8,172,132	97,146,489
36 to 59 months	123,630,020	3,483,203	2,296,557	3,984,230	9,763,990	133,394,010
60+ months	781,392,253	17,904,078	11,533,012	18,481,763	47,918,853	829,311,106

TALs	4,315,521	2,118,960	35,397	53,243	2,207,600	6,523,121
Total gross loans	1,170,146,331	37,214,242	26,153,698	45,474,052	108,841,992	1,278,988,323
Unearned interest, insurance and fees	(298,986,252)	(6,475,433)	(7,226,714)	(12,375,839)	(26,077,986)	(325,064,238)
Total net loans	$871,160,079	$30,738,809	$18,926,984	$33,098,213	$82,764,006	$953,924,085

Percentage of period-end gross loans receivable		2.9%	2.0%	3.6%	8.5%

The following table is an aging analysis on a contractual basis at amortized cost of the Company’s gross loans receivable at September 30, 2026:

		Days Past Due - Contractual Basis
Customer Tenure	Current	30 - 60	61 - 90	Over 90	Total Past Due	Total Loans
0 to 5 months	$72,662,164	$4,406,078	$3,479,168	$7,754,464	$15,639,710	$88,301,874
6 to 17 months	98,819,791	6,137,798	5,008,902	8,886,612	20,033,312	118,853,103
18 to 35 months	104,928,221	4,487,472	3,460,384	5,648,969	13,596,825	118,525,046
36 to 59 months	117,922,509	4,407,571	3,045,140	5,354,561	12,807,272	130,729,781
60+ months	796,711,325	22,767,826	15,268,234	25,860,840	63,896,900	860,608,225

TALs	202,515	67,986	58,593	1,671,913	1,798,492	2,001,007
Total gross loans	1,191,246,525	42,274,731	30,320,421	55,177,359	127,772,511	1,319,019,036
Unearned interest, insurance and fees	(317,462,975)	(7,248,507)	(8,207,888)	(13,989,324)	(29,445,719)	(346,908,694)
Total net loans	$873,783,550	$35,026,224	$22,112,533	$41,188,035	$98,326,792	$972,110,342

Percentage of period-end gross loans receivable		3.2%	2.3%	4.2%	9.7%

The following table is an aging analysis on a contractual basis at amortized cost of the Company’s gross loans receivable at March 31, 2026:

Table of Content

		Days Past Due - Contractual Basis
Customer Tenure	Current	30 - 60	61 - 90	Over 90	Total Past Due	Total Loans
0 to 5 months	$77,775,686	$6,761,770	$7,574,752	$15,977,787	$30,314,309	$108,089,995
6 to 17 months	90,705,627	3,843,520	3,507,051	6,467,404	13,817,975	104,523,602
18 to 35 months	87,506,104	2,747,848	2,267,411	4,625,126	9,640,385	97,146,489
36 to 59 months	121,309,557	3,525,496	2,813,887	5,745,070	12,084,453	133,394,010
60+ months	769,274,274	18,880,012	14,303,605	26,853,215	60,036,832	829,311,106

TALs	4,289,213	2,110,901	20,317	102,690	2,233,908	6,523,121
Total gross loans	1,150,860,461	37,869,547	30,487,023	59,771,292	128,127,862	1,278,988,323
Unearned interest, insurance and fees	(294,911,485)	(6,127,896)	(8,334,364)	(15,690,493)	(30,152,753)	(325,064,238)
Total net loans	$855,948,976	$31,741,651	$22,152,659	$44,080,799	$97,975,109	$953,924,085

Percentage of period-end gross loans receivable		3.0%	2.4%	4.7%	10.0%

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

The following table presents unpaid accrued interest reversed against interest income by Customer Tenure for the three and six months ended September 30, 2026 and 2025:

	Three months ended September 30,		Six months ended September 30,
	2026	2025	2026	2025
Customer Tenure
0 to 5 months	$(1,102,324)	$(1,622,815)	$(2,695,280)	$(3,047,296)
6 to 17 months	(1,354,848)	(1,037,816)	(2,295,896)	(1,688,160)
18 to 35 months	(834,606)	(647,152)	(1,390,279)	(1,163,010)
36 to 59 months	(650,594)	(704,057)	(1,185,188)	(1,287,819)
60+ months	(3,312,175)	(3,294,499)	(6,137,456)	(6,053,306)
Total	$(7,254,547)	$(7,306,339)	$(13,704,099)	$(13,239,591)

The following table presents the amortized cost basis of loans on nonaccrual status as of the beginning of the reporting period and the end of the reporting period, as well as interest income recognized on nonaccrual loans for the three and six months ended September 30, 2026 and 2025:

Table of Content

	Nonaccrual Loans Receivable
Customer Tenure	As of September 30, 2026	As of March 31, 2026	Interest Income Recognized for the three months ended September 30, 2026	Interest Income Recognized for the three months ended September 30, 2025	Interest Income Recognized for the six months ended September 30, 2026	Interest Income Recognized for the six months ended September 30, 2025
0 to 5 months	$11,384,693	$23,611,680	$205,970	$216,319	$495,858	$467,918
6 to 17 months	13,478,096	10,432,434	224,278	213,554	478,373	459,779
18 to 35 months	9,344,189	7,455,208	204,033	293,338	448,106	641,038
36 to 59 months	8,799,556	9,463,186	262,563	355,944	576,534	788,005
60+ months	43,146,382	44,878,571	1,273,302	1,720,409	2,813,652	3,576,924
Unearned interest, insurance and fees	(20,336,596)	(22,531,096)	—	—	—	—
Total	$65,816,320	$73,309,983	$2,170,146	$2,799,564	$4,812,523	$5,933,664

As of September 30, 2026 and March 31, 2026, there were no loans receivable 61 days or more past due, not on nonaccrual status, and no loans receivable on nonaccrual status with no related allowance for credit losses.

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

Debt under the Warehouse Facility is supported by the expected cash flows from the underlying collateralized loans receivable. Collections on these loans receivable are remitted to a restricted cash collection account. As of September 30, 2026, the balance in the restricted cash collection account was $13.0 million. The Company also maintains a restricted cash reserve account, which totaled $1.2 million as of September 30, 2026. Cash inflows from the pledged loans receivable are distributed in accordance with the Credit Agreement’s monthly contractual priority of payments, which include the Warehouse’s lenders and service providers. Additionally, the Warehouse pays a servicing fee to the Company, which is eliminated in consolidation, as the Company continues to service the loans receivable transferred to the Warehouse. Cash inflows remaining after the contractual payments are distributed to the Company, which is permitted under the Credit Agreement.

The following table presents the assets and liabilities of our consolidated VIE:

	September 30, 2026	March 31, 2026
ASSETS
Gross loans receivable	$147,203,475	$228,285,593
Less:
Unearned interest, insurance and fees	(38,705,206)	(59,193,501)
Allowance for credit losses	(13,780,409)	(18,563,362)
Loans receivable, net	94,717,860	150,528,730
Restricted cash	14,181,308	17,636,232
Other assets, net	2,604,784	2,900,036
Total assets	$111,503,952	$171,064,998
LIABILITIES
Warehouse facility	$89,572,169	$143,293,355
Accounts payable and accrued expenses	573,001	855,839
Total liabilities	$90,145,170	$144,149,194

Table of Content

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

	September 30, 2026	March 31, 2026
Investment carrying amount:
Historic tax credit	$34,077,560	$10,136,962

Unfunded commitments:
Historic tax credit	$28,030,344	$5,189,720

Table of Content

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

As of September 30, 2026 and 2025, the Company had no finance leases.

The following table reports information about the Company's lease cost for the three and six months ended September 30, 2026 and 2025:

	Three months ended September 30,		Six months ended September 30,
	2026	2025	2026	2025
Lease Cost
Operating lease cost	$6,252,008	$6,168,464	$12,585,853	$12,485,829
Variable lease cost	1,022,636	989,722	2,057,943	1,944,324
Total lease cost	$7,274,644	$7,158,186	$14,643,796	$14,430,153

The following table reports other information about the Company's leases for the three and six months ended September 30, 2026 and 2025:

	Three months ended September 30,		Six months ended September 30,
	2026	2025	2026	2025
Other Lease Information
Operating cash flows for amounts included in the measurement of lease liabilities — operating leases	$6,242,420	$6,237,777	$12,415,666	$12,495,065
Right-of-use assets obtained in exchange for new operating lease liabilities	$7,595,513	$3,235,105	$13,263,258	$6,517,214
Weighted average remaining lease term — operating leases	6.0 years	6.3 years	6.0 years	6.3 years
Weighted-average discount rate — operating leases	7.7%	7.2%	7.7%	7.2%

Table of Content
The aggregate annual lease obligations as of September 30, 2026 are as follows:

Operating Leases
Remainder of 2027	$11,938,441
2028	21,043,425
2029	16,507,335
2030	13,074,937
2031	9,928,398
Thereafter	24,559,094
Total undiscounted lease liability	$97,051,630
Imputed interest	18,976,627
Total discounted lease liability	$78,075,003

The Company had no leases with related parties as of September 30, 2026 or March 31, 2026.

Table of Content
NOTE 8 – AVERAGE SHARE INFORMATION

The following is a summary of the basic and diluted average common shares outstanding:

	Three months ended September 30,		Six months ended September 30,
	2026	2025	2026	2025
Basic:
Weighted average common shares outstanding (denominator)	4,453,235	5,092,845	4,472,669	5,158,066

Diluted:
Weighted average common shares outstanding	4,453,235	5,092,845	4,472,669	5,158,066
Dilutive potential common shares[3]	105,232	—	97,029	—
Weighted average diluted shares outstanding (denominator)	4,558,467	5,092,845	4,569,698	5,158,066

Under the treasury stock method, options to purchase 132,987 and 145,591 shares of common stock at various prices were outstanding during the three months ended September 30, 2026 and 2025, respectively, but were not included in diluted shares outstanding because the option exercise price exceeded the market value of the shares.

Under the treasury stock method, options to purchase 144,590 and 154,258 shares of common stock at various prices were outstanding during the six months ended September 30, 2026 and 2025, respectively, but were not included in diluted shares outstanding because the option exercise price exceeded the market value of the shares.
3 Potentially dilutive common shares have been excluded from the weighted average diluted shares outstanding calculation for the three and six months ended September 30, 2025. In accordance with ASC 260-10-45, shares which would otherwise be considered dilutive are deemed anti-dilutive when the entity incurs a loss from continuing operations in the period reported.

Table of Content
NOTE 9 – STOCK-BASED COMPENSATION

Stock Incentive Plans

The Company maintains the 2008 Plan, the 2011 Plan, the 2017 Plan and the 2025 Plan for the benefit of certain non-employee directors, officers, and key employees. Under these plans, a total of 3,750,000 shares of authorized common stock have been reserved for issuance pursuant to grants approved by the Compensation Committee. At September 30, 2026, there were a total of 676,527 shares of common stock remaining available for grant under the 2017 Plan and 2025 Plan and no shares of common stock remaining available for grant under the 2008 or 2011 plan. No awards have been granted under the 2025 Plan as of September 30, 2026.

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

Table of Content
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

Stock Options

Option activity for the six months ended September 30, 2026 was as follows:

Table of Content

	Shares		Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Options outstanding, beginning of period	134,809		$112.92
Granted during period	32,675		134.55
Exercised during period	(34,964)		107.37
Forfeited during period	(2,467)		129.74
Options outstanding, end of period	130,053	[4]	$119.52	5.6 years	$6,818,898
Options exercisable, end of period	77,808		$115.00	3.3 years	$4,491,199

The aggregate intrinsic value reflected in the table above represents the total pre-tax intrinsic value (the difference between the closing stock price on September 30, 2026 and the exercise price, multiplied by the number of in-the-money options that are currently exercisable) that would have been received by option holders had all option holders exercised their options as of September 30, 2026. This amount will change as the market price of the common stock changes. The total intrinsic value and tax benefit of options exercised during the three and six month periods ended September 30, 2026 and 2025 were as follows:

	Three months ended September 30,		Six months ended September 30,
	2026	2025	2026	2025

Intrinsic value of options exercised	$493,427	$466,001	$2,830,122	$1,466,599
Tax benefit of options exercised	120,890	114,170	693,380	359,317

The following are the weighted-average assumptions for the stock options granted during the six months ended September 30, 2026 and 2025:

	Six months ended September 30,
	2026	2025

Dividend yield	—%	—%
Expected volatility	55.09%	—%
Average risk-free rate	3.90%	—%
Expected life	5.0 years	—

The weighted-average grant date fair value per share for the three and six months ended September 30, 2026 and 2025 was as follows:

	Three months ended September 30,		Six months ended September 30,
	2026	2025	2026	2025

Weighted-average grant date fair value per share	$—	$—	$69.27	$—

No stock options vested during the six months ended September 30, 2026 and 2025. As of September 30, 2026, total unrecognized stock-based compensation expense related to non-vested stock options amounted to approximately $1.6 million, which is expected to be recognized over a weighted-average period of approximately 1.9 years.

4 Of the 130,053 options outstanding, 18,456 are not yet exercisable based solely on fulfilling a service condition and another 33,789 are not yet exercisable based solely on fulfilling performance conditions.

Table of Content
Restricted Stock and Performance Shares

A summary of the status of the Company’s restricted stock as of September 30, 2026, and changes during the six months ended September 30, 2026, are presented below:

	Shares	Weighted Average Fair Value at Grant Date

Outstanding at March 31, 2026	172,500	$156.65
Granted during the period	13,785	145.56
Vested during the period	(32,192)	157.48
Forfeited during the period	(22,403)	152.90
Outstanding at September 30, 2026	131,690	$155.92

The weighted-average grant date fair value per share for the three and six months ended September 30, 2026 and 2025 was as follows:

	Three months ended September 30,		Six months ended September 30,
	2026	2025	2026	2025

Weighted-average grant date fair value per share	$170.75	$—	$145.56	$157.79

The fair value of restricted stock vested during the three and six months ended September 30, 2026 and 2025 were as follows:

	Three months ended September 30,		Six months ended September 30,
	2026	2025	2026	2025

Fair value of restricted stock vested	$664,668	$—	$4,919,797	$11,871,873

As of September 30, 2026, there was approximately $6.6 million of unrecognized compensation cost related to unvested restricted stock awards, which is expected to be recognized over the next 1.0 year based on current estimates.

Total Stock-Based Compensation

Total stock-based compensation included as a component of personnel expenses in the Company's Consolidated Statements of Operations during the three and six month periods ended September 30, 2026 and 2025 was as follows:

	Three months ended September 30,		Six months ended September 30,
	2026	2025	2026	2025
Stock-based compensation related to equity classified awards:
Stock-based compensation related to stock options	$328,117	$289,149	$681,790	$565,030
Stock-based compensation related to restricted stock	2,545,794	5,766,919	7,401,021	8,597,745
Total stock-based compensation related to equity classified awards	$2,873,911	$6,056,068	$8,082,811	$9,162,775

NOTE 10 – ACQUISITIONS

The Company evaluates each set of assets and activities it acquires to determine if the set meets the definition of a business according to FASB ASC Topic 805-10-55. Acquisitions meeting the definition of a business are accounted for as business combinations while all other acquisitions are accounted for as asset purchases.

Table of Content
The following table sets forth the Company's acquisition activity for the six months ended September 30, 2026 and 2025:

	Six months ended September 30,
	2026	2025
Acquisitions:
Number of loan portfolios acquired through asset purchases	3	—
Total acquisitions	3	—

Purchase price	$3,519,867	$—

Tangible assets:
Loans receivable, net	3,519,867	—

Purchase price amount below carrying value of net tangible assets	$—	$—

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

Acquisitions that are accounted for as asset purchases are typically limited to acquisitions of loan portfolios. The purchase price is allocated to the tangible assets and intangible assets acquired based upon their estimated fair values at the acquisition date. In an asset purchase, no goodwill is recorded. When the cost of an asset acquisition is less than the fair value of the net assets acquired, the benefit is allocated to nonmonetary long-lived assets acquired on a relative fair value basis. However, any assets for which the subsequent application of GAAP would result in an immediate gain (e.g., financial assets, assets held for sale) are not allocated a portion of the cost below fair value. Any remaining benefit is recorded as a discount on purchase, which is a component of Unearned interest, insurance and fees in the Company's Consolidated Balance Sheets, and is amortized over the life of loans receivable acquired. Unamortized discount on purchases as of September 30, 2026 and March 31, 2026 was $140.2 thousand and $23.1 thousand, respectively.

The Company’s acquisitions include tangible assets (generally loans and furniture and equipment) and intangible assets (generally non-compete agreements, customer lists, and goodwill), both of which are recorded at their fair values, which are estimated pursuant to the processes described below.

Acquired loans are valued at the net loan balance. Given the short-term nature of these loans, generally less than twelve months, and that these loans are priced at current rates, management believes the net loan balances approximate their fair value. Under CECL, acquired loans are included in the reserve calculations for all loan types (excluding TALs). Management includes recent acquisition activity compared to historical activity when considering reasonable and supportable forecasts as it relates to assessing the adequacy of the allowance for expected credit losses. The Company did not acquire any loans that would qualify as PCDs during the six months ended September 30, 2026 and 2025.

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

The results of all acquisitions are included in the Company’s consolidated financial statements since the respective acquisition date. The pro forma impact of acquisitions as though they had been acquired at the beginning of the periods presented would not have a material effect on the results of operations as reported.

NOTE 11 – INTANGIBLE ASSETS

Table of Content

The following table provides the gross carrying amount and related accumulated amortization of definite-lived intangible assets:

	September 30, 2026			March 31, 2026
	Gross Carrying Amount	Accumulated Amortization	Net Intangible Asset	Gross Carrying Amount	Accumulated Amortization	Net Intangible Asset
Customer lists	$55,858,615	$(53,179,464)	$2,679,151	$55,858,615	$(51,654,553)	$4,204,062
Non-compete agreements	10,534,749	(10,530,200)	4,549	10,534,749	(10,529,396)	5,353
Total	$66,393,364	$(63,709,664)	$2,683,700	$66,393,364	$(62,183,949)	$4,209,415

The estimated amortization expense for intangible assets for future fiscal years ended March 31 is as follows: $1.2 million for the remainder of 2027; $0.9 million for 2028; $0.4 million for 2029; $0.1 million for 2030; $0.04 million for 2031; and an aggregate of $0.1 million for the years thereafter.

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

At September 30, 2026, $502.5 million was outstanding under the Company's Revolving Credit Facility, not including $816.1 thousand in outstanding standby letters of credit, which include (i) $200.0 thousand related to worker's compensation expiring on October 16, 2027 and (ii) $616.1 thousand related to the Company's investment in captive insurance expiring on March 1, 2027. Both letters of credit automatically extend for one year on their expiration dates. To the extent that the letter of credit is drawn upon, the disbursement will be funded by the Revolving Credit Facility. There are no amounts due related to the letters of credit as of September 30, 2026. At September 30, 2026, subject to a borrowing base formula, the Company may borrow at the rate of one-month SOFR plus 0.10% and an applicable margin of 3.5% with a minimum rate of 4.5%. The Revolving Credit Agreement has a commitment fee of 0.50% per annum on the unused portion of the commitment. Commitment fees on the unused portion of the borrowing totaled $0.4 million and $0.7 million for the six months ended September 30, 2026 and 2025, respectively.

For the six months ended September 30, 2026 and fiscal year ended March 31, 2026, the Company’s effective interest rate, including the commitment fee and amortization of debt issuance costs, was 7.8% annualized and 8.3%, respectively. At September 30, 2026, the unused amount available under the Revolving Credit Facility was $99.8 million. Borrowings under the Revolving Credit Facility have a maturity date of July 22, 2028.

At September 30, 2026, substantially all of the Company’s assets, with the exception of loans receivable pledged to the Warehouse, were pledged as collateral for borrowings under the Revolving Credit Agreement.

Termination of Amended and Restated Revolving Credit Facility

On July 22, 2025, in connection with entry into the Revolving Credit Agreement, the Company terminated the Prior Credit Agreement. The Prior Credit Agreement was scheduled to mature on June 7, 2026 and provided revolving loans in an aggregate commitment of up to $730.0 million.

Table of Content
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

The Credit Agreement provides for a revolving $175.0 million warehouse facility (the “Warehouse Facility”) and is secured by certain consumer loan receivables that were directly originated by certain of the Company’s subsidiaries. At September 30, 2026, $89.6 million was outstanding under the Company's Warehouse Facility. As of September 30, 2026, the Company may borrow at the rate of one-month SOFR plus 0.11448% and an applicable margin of 3.00%, with a minimum rate of 4.00%. The Credit Agreement has a commitment fee of 0.50% per annum on the unused portion of the commitment. Commitment fees on the unused portion of the borrowing totaled $0.2 million for the six months ended September 30, 2026.

For the six months ended September 30, 2026, the Company’s effective interest rate, including the commitment fee and amortization of debt issuance costs, was 8.1%. At September 30, 2026, the unused amount available under the Warehouse Facility was $85.4 million. Borrowings under the Warehouse Facility have an expected maturity date of September 29, 2027.

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

Debt Covenants

Revolving Credit Facility

The Revolving Credit Agreement contains a number of affirmative and negative covenants that, among other things, restrict our ability to incur liens, incur indebtedness, pay dividends and repurchase or redeem capital stock, make certain restricted payments, merge or consolidate, dispose of assets, make acquisitions or other investments, redeem or prepay subordinated debt, amend subordinated debt documents, make changes in the nature of its business, and engage in transactions with affiliates. The agreement allows the Company to incur subordinated debt that matures after the maturity date of the Revolving Credit Agreement and that contains specified subordinated terms, subject to limitations on amount imposed by the financial covenants under the Revolving Credit Agreement.

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

Pursuant to Section 8.7(b) of the Revolving Credit Agreement, the Company and its Restricted Subsidiaries are required to maintain a ratio of Net Income Available for Fixed Charges to Fixed Charges (the "Financial Covenant") of not less than 2.25 to 1.0 as of the end of each fiscal quarter, calculated for the period of four consecutive fiscal quarters then ending. The Modification provides for a limited, temporary modification of the Financial Covenant as follows:

Table of Content
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

In addition, the Revolving Credit Agreement requires the Company to (i) keep and maintain a Consolidated Net Worth of $325.0 million, (ii) not permit the aggregate unpaid principal amount of Total Debt to exceed 225.0% of Consolidated Adjusted Net Worth, and (iii) as of the end of each calendar month maintain an Asset Quality Indicator (Consolidated) of less than or equal to 26.0%. Each of the capitalized terms used and not defined herein have the meanings set forth in the Revolving Credit Agreement.

The Company was in compliance with these covenants at September 30, 2026, after giving effect to the Modification. The Company does not believe that these covenants will materially limit its business and expansion strategy.

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

The Company was in compliance with these covenants at September 30, 2026 and does not believe that these covenants will materially limit its business and expansion strategy.

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

Table of Content
Debt Maturities

The aggregate annual maturities of the Company's debt arrangements for future fiscal years ended March 31 are as follows:

Amount
Remainder of 2027	$—
2028	89,572,169
2029	502,521,046
2030	—
2031	—
Thereafter	—
Total future debt payments	$592,093,215

NOTE 13 – INCOME TAXES

At both September 30, 2026 and March 31, 2026, the Company had $0.5 million of total gross unrecognized tax benefits, including interest. Of these totals, approximately $0.4 million represents the amount of net unrecognized tax benefits that are permanent in nature and, if recognized, would affect the annual effective tax rate for each period. The Company’s continuing practice is to recognize interest and penalties related to income tax matters in income tax expense. The Company had approximately $72.6 thousand accrued for gross interest as of September 30, 2026, and accrued $18.1 thousand during the six months ended September 30, 2026.

Investment in HTC was $34.1 million and $10.1 million as of September 30, 2026 and March 31, 2026, respectively, which is included as a component of Other assets, net in the Consolidated Balance Sheets. The Company recognized negative amortization from these investments of $0.3 million during the three months ended September 30, 2026, and amortization of $3.2 million during the three months ended September 30, 2025, respectively, in income tax expense. During the six months ended September 30, 2026 and 2025, the Company recognized amortization from these investments of $0.8 million and $6.6 million, respectively, in income tax expense. For the three months ended September 30, 2026 and 2025, the Company recognized a tax expense and a tax benefit from these investments of $0.2 million and $3.6 million, respectively, and a tax benefit of $1.1 million and $7.4 million for the six months ended September 30, 2026 and 2025, respectively, in income tax expense and in Income taxes receivable in the Consolidated Statements of Cash Flows. The negative amortization and tax expense in the current quarter are due to a reduction to the final fiscal year 2026 tax credit that is being treated as a discrete adjustment in the current year quarter. The Company did not recognize any non-tax related activity or have any significant modifications in the investments during the current period.

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

The Company’s effective income tax rate was 25.0% for the three months ended September 30, 2026 compared to a negative 27.5% for the prior year quarter. The change was primarily the result of a settlement with various taxing authorities that resulted in an increase in the reserve under ASC 740 (unrecognized tax positions) which was treated as a discrete item in the prior year quarter. This was partially offset by an increase in disallowed executive compensation under Section 162(m) in the current quarter and a reduction to the final fiscal year 2026 tax credit that is being treated as a discrete adjustment in the current year quarter.

Table of Content
NOTE 14 – COMMITMENTS AND CONTINGENCIES

The Company has been named in 14 consumer class-action lawsuits arising out of a cyber incident that the Company discovered in August 2026. The Company continues to evaluate this matter and expects these lawsuits to be consolidated into a single class-action litigation. The Company has determined pursuant to ASC 450 that a loss is reasonably possible with respect to these lawsuits. Because the matters are in their early stages, the Company is currently unable to reasonably estimate the amount of loss or range of possible loss. Accordingly, no loss contingency has been accrued as of September 30, 2026. The Company carries insurance coverage for these claims. Based on the information available to the Company at this time, net of insurance, the Company does not believe that any potential losses arising from these claims will be material to the Company’s results of operations or financial conditions.

In addition, from time to time the Company is involved in other litigation matters relating to claims arising out of its operations in the normal course of business.

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

NOTE 15 – SUBSEQUENT EVENTS

On October 28, 2026, in accordance with its share repurchase program, the Company, after approval by the Audit and Compliance Committee, repurchased 88,324 shares for $15.0 million from Prescott Associates L.P. (the "Seller") in a privately negotiated transaction. The Seller is an affiliate of Prescott General Partners, LLC, who, along with its affiliates, beneficially own approximately 42.2% of the Company's common stock as of October 28, 2026. The price per share was $169.83, which was the closing market price at October 27, 2026.

Management is not aware of any other significant events occurring subsequent to the balance sheet date that would have a material effect on the financial statements thereby requiring adjustment or disclosure.

Table of Content
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

Among the key factors that could cause our actual financial results, performance or condition to differ from the expectations expressed or implied in such forward-looking statements are the following: recently enacted, proposed or future legislation and the manner in which it is implemented, including pursuant to policies of the current U.S. administration; changes in the U.S. tax code; the nature and scope of regulatory authority, particularly discretionary authority, that is or may be exercised by regulators, including, but not limited to, the U.S. Consumer Financial Protection Bureau, and individual state regulators having jurisdiction over the Company; the unpredictable nature of regulatory examinations, proceedings and litigation; employee misconduct or misconduct by third parties; uncertainties associated with management turnover and the effective succession of senior management, including the recent CEO transition; media and public characterization of consumer installment loans; labor unrest; the impact of changes in accounting rules and regulations, or their interpretation or application, which could materially and adversely affect the Company’s reported consolidated financial statements or necessitate material delays or changes in the issuance of the Company’s audited consolidated financial statements; the Company's assessment of its internal control over financial reporting; changes in interest rates; the impact of inflation and macroeconomic uncertainty; risks relating to the acquisition or sale of assets or businesses or other strategic initiatives, including increased loan delinquencies or net charge-offs, the loss of key personnel, integration or migration issues, the failure to achieve anticipated synergies, increased costs of servicing, incomplete records, and retention of customers; risks inherent in making loans, including repayment risks and value of collateral; cybersecurity threats or incidents, including the potential or actual misappropriation of assets or sensitive information, corruption of data or operational disruption and the costs of the associated response thereto; our dependence on debt and the potential impact of limitations in the Company’s credit facilities or other impacts on the Company's ability to borrow money on favorable terms, or at all; the timing and amount of revenues that may be recognized by the Company; changes in current revenue and expense trends (including trends affecting delinquency and charge-offs); the impact of extreme weather events and natural disasters; changes in the Company’s markets and general changes in the economy (particularly in the markets served by the Company).

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

Results of Operations

The following table sets forth certain information derived from the Company's Consolidated Statements of Operations and Consolidated Balance Sheets (unaudited), as well as operating data and ratios, for the periods indicated:

Table of Content

	Three months ended September 30,		Six months ended September 30,
	2026	2025	2026	2025
	(Dollars in thousands)
Gross loans receivable	$1,319,019	$1,315,492	$1,319,019	$1,315,492
Average gross loans receivable (1)	1,303,977	1,294,106	1,292,621	1,267,156
Net loans receivable (2)	972,110	976,373	972,110	976,373
Average net loans receivable (3)	961,198	959,473	956,064	941,397

Expenses as a percentage of total revenue:
Provision for credit losses	33.0%	37.0%	32.2%	37.5%
General and administrative	50.2%	53.4%	52.4%	53.2%
Interest expense	8.4%	10.6%	8.3%	9.0%
Operating income as a % of total revenue (4)	16.8%	9.7%	15.3%	9.3%

Loan volume (5)	$733,123	$729,803	$1,492,040	$1,481,305

Net charge-offs as percent of average net loans receivable on an annualized basis	17.6%	17.1%	17.9%	18.3%

Return on average assets (trailing 12 months)	4.6%	5.5%	4.6%	5.5%

Return on average equity (trailing 12 months)	13.9%	13.9%	13.9%	13.9%

Branches opened or acquired (merged or closed), net	1	(1)	3	(11)

Branches open (at period end)	1,009	1,013	1,009	1,013
_______________________________________________________
(1) Average gross loans receivable has been determined by averaging month-end gross loans receivable over the indicated period.
(2) Net loans receivable is defined as gross loans receivable less unearned interest, insurance and fees.
(3) Average net loans receivable has been determined by averaging month-end gross loans receivable less unearned interest, insurance and fees over the indicated period.
(4) Operating income is computed as total revenue less provision for credit losses and general and administrative expenses.
(5) Loan volume includes all loan balances originated by the Company. It does not include loans purchased through acquisitions.

Comparison of three months ended September 30, 2026 versus three months ended September 30, 2025

Gross loans outstanding increased to $1.319 billion as of September 30, 2026, a 0.3% increase from the $1.315 billion of gross loans outstanding as of September 30, 2025. Refinanced customer loan volume increased 4.4% in the most recent quarter, compared to the same quarter of fiscal year 2026. New and former customer loan volume decreased 18.1% and 9.9% respectively, compared to the same quarter of fiscal year 2026. At the end of the prior fiscal year, we tightened our underwriting of new customers given the proportion of new customers already in the portfolio and increasing macroeconomic uncertainty. As a result, our customer base decreased by 5.4% during the twelve-month period ended September 30, 2026, compared to an increase of 6.2% for the comparable period ended September 30, 2025. We have since loosened underwriting and expect to carefully increase new customer lending in the coming quarters.

The $8.8 million net income for the three months ended September 30, 2026 is a $10.5 million increase from a net loss of $1.7 million for the same period of the prior year. Operating income, which is revenue less provision for credit losses and general and administrative expenses, increased by $10.3 million, or 78.8%, compared to the same period of the prior year.

Revenues for the three months ended September 30, 2026 increased by $4.4 million, or 3.2%, to $139.2 million from $134.8 million for the same period of the prior year. Interest and fee income for the three months ended September 30, 2026 increased by $4.3 million, or 3.6%, from the same period of the prior year due to a portfolio shift in mix to higher-yielding loans.

Table of Content

Insurance and other income for the three months ended September 30, 2026 increased by $0.04 million, or 0.3%, from the same period of the prior year. Insurance income decreased to $11.6 million in the second quarter of fiscal 2027, compared to $11.9 million in the second quarter of fiscal 2026. Other income increased $0.3 million, or 8.3%, to $4.3 million in the second quarter of fiscal 2027, compared to $4.0 million in the second quarter of fiscal 2026.

The provision for credit losses decreased $3.8 million, or 7.7%, to $46.0 million from $49.8 million when comparing the second quarter of fiscal 2027 to the second quarter of fiscal 2026. The table below itemizes the key components of the CECL allowance and provision impact during the quarter.

CECL Allowance and Provision (Dollars in millions)	Q2 FY 2027	Q2 FY 2026	Difference	Reconciliation
Beginning Allowance - June 30	$112.5	$109.1	$3.4
Change due to Growth	$2.1	$4.3	$(2.2)	$(2.2)
Change due to Expected Loss Rate on Performing Loans	$1.5	$2.9	$(1.4)	$(1.4)
Change due to 90 days past due	$0.2	$1.5	$(1.3)	$(1.3)
Ending Allowance - September 30	$116.3	$117.8	$(1.5)	$(4.9)
Net Charge-offs	$42.2	$41.1	$1.1	$1.1
Provision	$46.0	$49.8	$(3.8)	$(3.8)
Note: The change in allowance for the quarter plus net charge-offs for the quarter equals the provision for the quarter (see above reconciliation).

Net charge-offs for the quarter increased $1.1 million, from $41.1 million in the second quarter of fiscal 2026, to $42.2 million in the second quarter of fiscal 2027. Net charge-offs as a percentage of average net loans receivable on an annualized basis increased to 17.6% in the second quarter of fiscal 2027 from 17.1% in the second quarter of fiscal 2026.

The Company's allowance for credit losses as a percentage of net loans was 12.0% at September 30, 2026 compared to 12.1% at September 30, 2025. Accounts that were 61 days or more past due on a recency basis decreased to 5.4% at September 30, 2026 compared to 5.8% at September 30, 2025. Recency delinquency on accounts 0 to 60 days past due decreased from 20.0% at
September 30, 2025, to 18.9% at September 30, 2026.

G&A expenses for the three months ended September 30, 2026 decreased by $2.1 million, or 2.9%, from the corresponding period of the previous year. As a percentage of revenues, G&A expenses decreased from 53.4% during the three months ended September 30, 2025 to 50.2% during the three months ended September 30, 2026. G&A expenses per average open branch decreased by 2.4% when comparing the two three-month periods.

Personnel expense totaled $44.1 million for the three months ended September 30, 2026, a $3.8 million, or 8.0%, decrease over the three months ended September 30, 2025. Salary expense decreased approximately $0.3 million, or 1.0%, during the quarter ended September 30, 2026, compared to the quarter ended September 30, 2025. Our headcount as of September 30, 2026, decreased 3.4% compared to September 30, 2025. Benefit expense increased approximately $0.4 million, or 4.9%, when comparing the quarterly periods ended September 30, 2026 and 2025. Incentive expense decreased $4.2 million in the second quarter of fiscal 2027 compared to the second quarter of fiscal 2026. The decrease in incentive expense is primarily due to a decrease in share-based compensation expense.

Occupancy and equipment expense totaled $12.3 million for the three months ended September 30, 2026, a $0.5 million, or 4.4%, increase over the three months ended September 30, 2025.

Advertising expense increased $0.8 million, or 36.7%, in the second quarter of fiscal 2027 compared to the second quarter of fiscal 2026 due to increased spending on new customer acquisition programs.

Amortization of intangible assets totaled $0.8 million for the three months ended September 30, 2026, a $0.1 million, or 7.0%, decrease over the three months ended September 30, 2025.

Other expense totaled $9.7 million for the three months ended September 30, 2026, a $0.5 million, or 5.4%, increase over the three months ended September 30, 2025.

Interest expense for the three months ended September 30, 2026 decreased by $2.7 million, or 18.8%, from the corresponding three months of the previous year. Interest expense decreased primarily because the prior year quarter included a $3.0 million

Table of Content
early call penalty on our long-term notes and a $0.7 million write-off of the remaining unamortized debt issuance costs, neither of which recurred in the current quarter. The decrease was partially offset by a 13.3% increase in the average debt outstanding for the quarter, net of a 3.5% decrease in the effective interest rate from 8.2% to 8.0%. The average debt outstanding increased from $514.4 million to $582.8 million when comparing the quarters ended September 30, 2025 and 2026. The Company’s debt-to-equity ratio increased from 1.6:1 at September 30, 2025 to 1.7:1 at September 30, 2026.

Other key return ratios for the three months ended September 30, 2026 included a 4.6% return on average assets and a return on average equity of 13.9% (both on a trailing 12-month basis), as compared to a 5.5% return on average assets and a return on average equity of 13.9% (both on a trailing 12-month basis) for the three months ended September 30, 2025.

The Company’s effective income tax rate was 25.0% for the three months ended September 30, 2026 compared to a negative 27.5% for the corresponding period of the previous year. The change was primarily the result of a settlement with various taxing authorities that resulted in an increase in the reserve under ASC 740 (unrecognized tax positions) which was treated as a discrete item in the prior year quarter. This was partially offset by an increase in disallowed executive compensation under Section 162(m) in the current quarter and a reduction to the final fiscal year 2026 tax credit that is being treated as a discrete adjustment in the current year quarter.

Comparison of six months ended September 30, 2026 versus six months ended September 30, 2025

Net income for the six months ended September 30, 2026 increased to $14.9 million from the $0.1 million loss in the same period of the prior year. Operating income (revenue less provision for credit losses and general and administrative expenses) increased by $17.7 million, or 71.0%, compared to the same period of the prior year.

Revenues increased by $10.8 million, or 4.0%, to $278.4 million during the six months ended September 30, 2026 from $267.6 million for the same period of the prior year. The increase was primarily due to a portfolio shift in mix to higher-yielding loans.

Interest and fee income for the six months ended September 30, 2026 increased by $10.5 million, or 4.5%, from the same period of the prior year. Net loans outstanding at September 30, 2026 decreased by 0.4% over the balance at September 30, 2025. Average net loans outstanding increased by 1.6% for the six months ended September 30, 2026 compared to the six-month period ended September 30, 2025.

Insurance and other income for the six months ended September 30, 2026 increased by $0.3 million, or 0.8%, from the same period of the prior year. Insurance income decreased by $0.5 million, or 2.2%, during the six months ended September 30, 2026 when compared to the six months ended September 30, 2025. Other income increased by $0.8 million, or 8.5%, from the same period in the prior year.

The provision for credit losses decreased $10.6 million, or 10.6%, to $89.8 million from $100.4 million when comparing the first two quarters of fiscal 2027 to the first two quarters of fiscal 2026. Net charge-offs as a percentage of average net loans receivable on an annualized basis decreased from 18.3% in the first two quarters of fiscal 2026 to 17.9% in the first two quarters of fiscal 2027. Net charge-offs during the current year period include recoveries of $1.6 million related to a bulk sale of prior charge-offs that did not occur in the prior year period.

G&A expenses for the six months ended September 30, 2026 increased by $3.7 million, or 2.6%, from the corresponding period of the previous year. As a percentage of revenues, G&A expenses decreased from 53.2% during the first six months of fiscal 2026 to 52.4% during the first six months of fiscal 2027. G&A expenses per average open branch increased by 3.4% when comparing the two six-month periods. The change in G&A expense is explained in greater detail below.

Personnel expense totaled $95.0 million for the six months ended September 30, 2026, a $1.2 million, or 1.3%, increase over the six months ended September 30, 2025. Salary expense increased approximately $2.1 million, or 3.3%, when comparing the two six month periods ended September 30, 2026 and 2025, primarily due to a $2.2 million increase in severance-related costs in the first two quarters of fiscal 2027 compared to the first two quarters of fiscal 2026. Our headcount as of September 30, 2026, decreased 3.4% compared to September 30, 2025. Benefit expense decreased approximately $0.6 million, or 3.6%, when comparing the six month periods ended September 30, 2026 and 2025. Incentive expense decreased $0.9 million, or 4.3%, when comparing the six month periods ended September 30, 2026 and 2025. The decrease in incentive expense is primarily due to a decrease in share-based compensation expense.

Occupancy and equipment expense totaled $24.4 million for the six months ended September 30, 2026, a $0.8 million, or 3.3%, increase over the six months ended September 30, 2025. Occupancy and equipment expense is generally a function of the number of branches the Company has open throughout the period. For the six months ended

Table of Content
September 30, 2026, the average occupancy and equipment expense per branch totaled $24.2 thousand, a $0.1 thousand, or 4.1%, increase when compared to the six months ended September 30, 2025.

Advertising expense totaled $5.1 million for the six months ended September 30, 2026, a $0.6 million, or 13.9%, increase over the six months ended September 30, 2025 due to increased spending on customer acquisition programs.

Amortization of intangible assets totaled $1.5 million for the six months ended September 30, 2026, a $0.1 million, or 6.9%, decrease over the six months ended September 30, 2025.

Other expense totaled $20.0 million for the six months ended September 30, 2026, a $1.2 million, or 6.3% increase over the six months ended September 30, 2025.

Interest expense for the six months ended September 30, 2026 decreased by $0.9 million, or 3.7%, from the corresponding six months of the previous year. Interest expense decreased primarily because the prior year period included a $3.0 million early call penalty on our long-term notes and a $0.7 million write-off of the remaining unamortized debt issuance costs, neither of which recurred in the current year period. This decrease was partially offset by a 19.9% increase in the average debt outstanding, from $487.1 million to $583.9 million.

Other key return ratios for the first six months of fiscal 2027 included a 4.6% return on average assets and a return on average equity of 13.9% (both on a trailing 12-month basis), as compared to a 5.5% return on average assets and a return on average equity of 13.9% (both on a trailing 12-month basis) for the first six months of fiscal 2026.

The Company’s effective income tax rate decreased to 24.0% for the six months ended September 30, 2026 compared to 108.0% for the corresponding period of the previous year. The change was primarily the result of a settlement with various taxing authorities that resulted in an increase in the reserve under ASC 740 (unrecognized tax positions) which was treated as a discrete item in the prior year quarter. This was partially offset by an increase in disallowed executive compensation under Section 162(m) in the current quarter and a reduction to the final fiscal year 2026 tax credit that is being treated as a discrete adjustment in the current year quarter.

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

Table of Content
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

Liquidity and Capital Resources

The Company has historically financed and continues to finance its operations, acquisitions and branch expansion primarily through a combination of cash flows from operations and borrowings from its institutional lenders. As discussed below, the Company has also issued debt securities to finance its operations and repay a portion of its outstanding indebtedness. The Company has generally applied its cash flows from operations to fund its loan volume, fund acquisitions, repay long-term indebtedness, and repurchase its common stock. Net cash provided by operating activities for the six months ended September 30, 2026 was $130.4 million.

As of September 30, 2026, the Company's debt outstanding was $592.1 million and its shareholders' equity was $348.8 million resulting in a debt-to-equity ratio of 1.7:1.0. Management will continue to monitor the Company's debt-to-equity ratio and is committed to maintaining a debt level that will allow the Company to continue to execute its business objectives, while not putting undue stress on its consolidated balance sheet.

The Company believes that attractive opportunities to acquire new branches or receivables from its competitors or to acquire branches in communities not currently served by the Company will continue to become available as conditions in local economies and the financial circumstances of owners change.

As of September 30, 2026, the Company had two credit facilities: the Revolving Credit Facility and the Warehouse Facility. The Revolving Credit Facility provides, among other things, aggregate commitments of the Lenders of $655.0 million, with an accordion feature that can increase the aggregate commitments by $135.0 million (for a total commitment, if the full accordion is borrowed, of $790.0 million).

Subject to a borrowing base formula, the Company could borrow at the rate of one month SOFR plus 0.10% and an applicable margin of 3.5% with a minimum rate of 4.5% under the Revolving Credit Agreement. At September 30, 2026, the aggregate commitments under the Revolving Credit Agreement were $655.0 million. The borrowing base limitation was equal to the product of (a) the Company’s eligible finance receivables, less unearned finance charges, insurance premiums and insurance commissions applicable to such eligible finance receivables, and (b) an advance rate percentage that ranges from 70% to 80% based on a collateral performance indicator equal to the sum of, for the Company and certain of its subsidiaries (a) a three-month rolling average rate of receivables at least sixty days past due and (b) an eight-month rolling average net charge-off rate. The Company had $816.1 thousand in outstanding standby letters of credit which include (i) $200.0 thousand related to worker's compensation expiring on October 16, 2027 and (ii) $616.1 thousand related to the Company's investment in captive insurance expiring on March 01, 2027. Both letters of credit automatically extend for one year on their expiration dates. Further, under the Revolving Credit Agreement, the administrative agent has the right to set aside reasonable reserves against the available borrowing base in such amounts as it may deem appropriate, including, without limitation, reserves with respect to certain regulatory events or any increased operational, legal, or regulatory risk of the Company and its subsidiaries.

Table of Content
For the six months ended September 30, 2026 and fiscal year ended March 31, 2026, the Company’s effective interest rate, including the commitment fee and amortization of debt issuance costs, as it relates to the Revolving Credit Agreement was 7.8% annualized and 8.3%, respectively. At September 30, 2026, the unused amount available under the Revolving Credit Facility was $99.8 million. Borrowings under the Revolving Credit Facility have a maturity date of July 22, 2028.

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

The Warehouse Facility provides for a revolving $175.0 million warehouse facility and is secured by certain consumer loan receivables that were directly originated by certain of the Company’s subsidiaries. As of September 30, 2026, the Company may borrow at the rate of one-month SOFR plus 0.11448% and an applicable margin of 3.00%, with a minimum rate of 4.00%. The Credit Agreement has a commitment fee of 0.50% per annum on the unused portion of the commitment.

For the six months ended September 30, 2026, the Company’s effective interest rate, including the commitment fee and amortization of debt issuance costs, as it relates to the Credit Agreement was 8.1%. At September 30, 2026, the unused amount available under the Warehouse Facility was $85.4 million. Borrowings under the Warehouse Facility have an expected maturity date of September 29, 2027.

The Company continues to believe stock repurchases are a viable component of the Company’s long-term financial strategy and an excellent use of excess cash when the opportunity arises. Additional share repurchases can be made subject to compliance with, among other things, applicable restricted payment covenants under the Revolving Credit Agreement. Our first priority is to ensure we have enough capital to fund loan growth. As of September 30, 2026, subject to further approval from our Board of Directors, we could repurchase approximately $47.5 million of shares under the terms of our Revolving Credit Agreement. To the extent we have excess capital, we may repurchase stock, if appropriate and as authorized by our Board of Directors.

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

Revolving Credit Facility Debt Covenants

The Revolving Credit Agreement contains a number of affirmative and negative covenants that, among other things, restrict our ability to incur liens, incur indebtedness, pay dividends and repurchase or redeem capital stock, make certain restricted payments, merge or consolidate, dispose of assets, make acquisitions or other investments, redeem or prepay subordinated debt, amend subordinated debt documents, make changes in the nature of its business, and engage in transactions with affiliates. The agreement allows the Company to incur subordinated debt that matures after the maturity date of the Revolving Credit Agreement and that contains specified subordinated terms, subject to limitations on amount imposed by the financial covenants under the Revolving Credit Agreement.

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

Pursuant to Section 8.7(b) of the Revolving Credit Agreement, the Company and its Restricted Subsidiaries are required to maintain a ratio of Net Income Available for Fixed Charges to Fixed Charges (the "Financial Covenant") of not less than 2.25 to 1.0 as of the end of each fiscal quarter, calculated for the period of four consecutive fiscal quarters then ending. The Modification provides for a limited, temporary modification of the Financial Covenant as follows:

i.2.20 to 1.0 as of the fiscal quarter ending March 31, 2026;
ii.2.10 to 1.0 as of the fiscal quarter ending June 30, 2026; and
iii.2.15 to 1.0 as of the fiscal quarter ending September 30, 2026.

Table of Content

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

In addition, the Revolving Credit Agreement requires the Company to (i) keep and maintain a Consolidated Net Worth of $325.0 million, (ii) not permit the aggregate unpaid principal amount of Total Debt to exceed 225.0% of Consolidated Adjusted Net Worth, and (iii) as of the end of each calendar month, maintain an Asset Quality Indicator (Consolidated) of less than or equal to 26.0%. Each of the capitalized terms used and not defined herein have the meanings set forth in the Revolving Credit Agreement.

The Company was in compliance with these covenants at September 30, 2026, after giving effect to the Modification. The Company does not believe that these covenants will materially limit its business and expansion strategy.

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

The Company was in compliance with these covenants at September 30, 2026 and does not believe that these covenants will materially limit its business and expansion strategy.

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

Table of Content
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

During the six months ended September 30, 2025, and prior to the Redemption, the Company repurchased and extinguished $17.0 million of its Notes, net of $0.1 million unamortized debt issuance costs related to the extinguished debt, on the open market for a reacquisition price of $17.0 million.

For each of the three and six months ended September 30, 2025, the Company recognized a $3.7 million loss on extinguishment. In accordance with ASC 470, the Company recognized the loss on extinguishments as a component of interest expense in the Company's Consolidated Statements of Operations.

Share Repurchase Program

On August 13, 2026, the Board of Directors authorized the Company to repurchase up to $50.0 million of the Company’s outstanding common stock, inclusive of the amount that remained available for repurchase under prior repurchase authorizations. As of September 30, 2026, the Company had $25.0 million in aggregate remaining repurchase capacity under its current share repurchase program. The Company expects to repurchase shares in fiscal 2027; however, the timing and actual number of shares repurchased will depend on a variety of factors, including the stock price, corporate and regulatory requirements, available funds, alternative uses of capital, restrictions under the Revolving Credit Agreement, and other market and economic conditions. The Company’s stock repurchase program may be suspended or discontinued at any time.

On August 14, 2026, in accordance with its share repurchase program, the Company, after approval by the Audit and Compliance Committee, repurchased 133,199 shares of its common stock for $25.0 million from Prescott Associates L.P., Idoya Partners L.P., Prescott International Partners L.P., and Prescott Investors, Inc. Profit Sharing (the "Prescott Sellers") in a privately negotiated transaction. The Prescott Sellers are affiliates of Prescott General Partners, LLC, who, along with its affiliates, beneficially own approximately 43.3% of the Company's common stock as of September 30, 2026. The $187.69 price per share was the closing market price at August 14, 2026.

On September 3, 2025, in accordance with its share repurchase program, the Company, after approval by the Audit and Compliance Committee, repurchased 347,064 shares of its common stock for $60.0 million from the Prescott Sellers in a privately negotiated transaction. The $172.88 price per share was the closing market price at September 3, 2025.

The Company continues to believe stock repurchases are a viable component of the Company’s long-term financial strategy and an excellent use of excess cash when the opportunity arises. Additional share repurchases can be made subject to compliance with, among other things, applicable restricted payment covenants under the Revolving Credit Agreement. Our first priority is to ensure we have enough capital to fund loan growth. As of September 30, 2026, subject to further approval from our Board of Directors, we could repurchase approximately $47.5 million of shares under the terms of our Revolving Credit Agreement. To the extent we have excess capital, we may repurchase stock, if appropriate and as authorized by our Board of Directors.

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

Table of Content

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

Table of Content
Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

The Company’s outstanding debt under its Revolving Credit Facility was $502.5 million at September 30, 2026. Interest on borrowings under this facility is based on the greater of 4.5% or one month SOFR plus 0.10% and an applicable margin of 3.5%. Based on the outstanding balance under the Company's Revolving Credit Facility at September 30, 2026, a change of 1.0% in the interest rate would cause a change in interest expense of approximately $5.0 million on an annual basis.

The Company’s outstanding debt under its Warehouse Facility was $89.6 million at September 30, 2026. Interest on borrowings under this facility is based on one-month SOFR plus 0.11448% and an applicable margin of 3.00%. Based on the outstanding balance under the Company's Warehouse Facility at September 30, 2026, a change of 1.0% in the interest rate would cause a change in interest expense of approximately $0.9 million on an annual basis.

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

Table of Content
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

On August 13, 2026, the Board of Directors authorized the Company to repurchase up to $50.0 million of the Company’s outstanding common stock, inclusive of the amount that remained available for repurchase under prior repurchase authorizations. As of September 30, 2026, the Company had $25.0 million in aggregate remaining repurchase capacity under its current share repurchase program. The Company expects to repurchase shares in fiscal 2027; however, the timing and actual number of shares repurchased will depend on a variety of factors, including the stock price, corporate and regulatory requirements, available funds, alternative uses of capital, restrictions under the Revolving Credit Agreement, and other market and economic conditions. The Company’s stock repurchase program may be suspended or discontinued at any time.

The repurchase authorization does not have a stated expiration date. The following table details purchases of the Company's common stock, if any, made by the Company during the three months ended September 30, 2026:

	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Approximate dollar value of shares that may yet be purchased under the plans or programs
July 1 through July 31, 2026	—	$—	—	$10,006,609
August 1 through August 31, 2026	133,199	187.69	133,199	24,999,880
September 1 through September 30, 2026	—	—	—	24,999,880
Total for the quarter	133,199	$187.69	133,199

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the quarter ended September 30, 2026, the following director adopted a “Rule 10b5-1 trading arrangement” as defined in Regulation S-K Item 408, as follows:

On September 10, 2026, Benjamin E. Robinson III, a member of the Board, adopted a Rule 10b5-1 trading arrangement providing for the potential sales of up to a maximum of 1,000 shares of our common stock through various transactions upon the occurrence and satisfaction of certain price and/or other conditions. The trading arrangement is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c). The duration of the trading arrangement is until February 4, 2028, or earlier, upon the completion or expiration of all transactions subject to the trading arrangement.

Table of Content
During the quarter ended September 30, 2026, no other directors or officers, as defined in Rule 16a-1(f), adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Regulation S-K Item 408.

Item 6. Exhibits

Table of Content

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference
			Form or Registration Number	Exhibit	Filing Date
3.01	Second Amended and Restated Articles of Incorporation of World Acceptance Corporation, as amended		S-8	3.1	07-29-03
3.02	Eighth Amended and Restated Bylaws of World Acceptance Corporation		10-Q	3.01	11-08-18
10.1+	Employment Agreement, dated September 21, 2026, by and between World Acceptance Corporation and John L. Calmes Jr.		8-K	10.1	09-21-26
31.01	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	*
31.02	Rule 13a-14(a)/15d-14(a) Certification of Senior Vice President of Accounting	*
32.01	Section 1350 Certification of Chief Executive Officer	*
32.02	Section 1350 Certification of Senior Vice President of Accounting	*
101.01	The following materials from the Company's Quarterly Report for the fiscal quarter ended September 30, 2026, formatted in Inline XBRL:	*
(i) Consolidated Balance Sheets as of September 30, 2026 and March 31, 2026;
(ii) Consolidated Statements of Operations for the three and six months ended September 30, 2026 and September 30, 2025;
(iii) Consolidated Statements of Shareholders' Equity for the three and six months ended September 30, 2026 and September 30, 2025;
(iv) Consolidated Statements of Cash Flows for the six months ended September 30, 2026 and September 30, 2025; and
(v) Notes to the Consolidated Financial Statements.
104.01	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	*

*	Filed herewith.
+	Management Contract or other compensatory plan required to be filed under Item 6 of this report and Item 601 of Regulation S-K of the Securities and Exchange Commission.

Table of Content
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WORLD ACCEPTANCE CORPORATION

By: /s/ Scott McIntyre
Scott McIntyre
Senior Vice President of Accounting
Signing on behalf of the registrant and as principal accounting officer
Date:	November 9, 2026